Form 10-Q
period 2011-03-31
APEX 1, INC.
filed 2011-05-16
CIK 1500861

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

 [X]

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

[   ]

TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number:  000-54112

APEX 1, INC.

(Exact name of registrant as specified in its charter)

Delaware	16-1783194
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

c/o Andrew J. Zagorski, OZ Saferooms Technologies, Inc. 1732 Cottonwood Lane, Newcastle, OK	73065
(Address of Principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code.	(800) 420-6344

4115 Blackhawk Plaza Circle, Suite 100, Danville, CA 94506
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒       No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐       No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☒       No ☐

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:  As of May 16, 2011, the issuer had 10,000,000 shares of its common stock issued and outstanding.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

APEX 1, INC.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS

	March 31, 2011	December 31, 2010
	(Unaudited)	(Audited)

ASSETS
Current Assets:
Cash	$-	$-

Total Current Assets	-	-

Total Assets	$-	$-

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities:
Accrued expenses	$1,000	$1,000
Note payable	3,457	3,457
Total Current Liabilities	4,457	4,457

Total Liabilities	4,457	4,457

Stockholders' Deficit
Preferred stock, $0.001 par value, 5,000,000 shares
authorized none issued and outstanding	$-	$-
Common stock, $0.001 par value, 100,000,000 shares
authorized 10,000,000 issued and outstanding, respectively	1,000	1,000
Deficit accumulated during development stage	(5,457)	(5,457)

Total Stockholders' Deficit	(4,457)	(4,457)

Total Liabilities and Stockholders' Deficit	$-	$-

	See notes to financial statements

APEX 1, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS
FOR THE THREE MONTH PERIOD ENDED MARCH 31, 2011
(Unaudited)

	For the Three Month Period Ended	From June 21, 2010 (inception) to
	March 31, 2011	March 31, 2011

Revenues	$-	$-

Operating Expenses
Organization and related expenses	-	5,457

Total Operating Expenses	-	5,457

Loss from operations	-	(5,457)

Net Loss	$(0.00)	$(5,457)

Net Loss per share - Basic and diluted	$(0.00)	$(0.00)

Weighted Average Shares Outstanding
- Basic and diluted	10,000,000	10,000,000

See notes to financial statements

APEX 1, INC.
(A DEVEOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS
FOR THE THREE MONTH PERIOD ENDED MARCH 31, 2011
(Unaudited)

	For the Three	For the Period from
	Month Period	June 21, 2010
	Ended	(Inception)
	March 31,	to March 31,
	2011	2011

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$-	$(5,457)
Adjustments to reconcile net loss from operations to net cash used in operating activities:

Common stock issued for service	-	1,000
Increase in accrued expense	-	1,000

Net cash used in operating activities	-	(3,457)

CASH FLOWS FROM INVESTING ACTIVITIES:

Net cash provided by investing activities	-	-

CASH FLOWS FROM FINANCING ACTIVITIES:

Proceeds from note payable	-	3,457

Net cash provided by financing activities	-	3,457

NET INCREASE IN CASH	-	-

CASH - beginning of period	-	-

CASH - end of period	$-	$-

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for:
Interest	$-	$-
Income taxes	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Common stock issued to founder for services rendered	$-	$1,000
Common stock issued for purchase of patents in stock	$-	$-

See notes to financial statements

APEX 1, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

AS OF MARCH 31, 2011

(UNAUDITED)

NOTE 1 - ORGANIZATION AND DESCRIPTION OF BUSINESS

APEX 1, Inc. (the "Company"), a development stage company, was incorporated under the laws of the State of Delaware  on  June 21, 2010 and has been inactive since inception. The Company intends to serve as a vehicle to effect an asset acquisition, merger, exchange of capital stock or other business combination with a domestic or foreign business

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION - DEVELOPMENT STAGE COMPANY

The Company has not earned any revenue from operations since inception. Accordingly, the Company's activities have been accounted for as those of a "Development Stage Enterprise" as set forth in ASC 915, "development Stage Entities."  Among the disclosures required by ASC 915, are that the Company's financial statements be identified as those of a development stage company, and that the statements of operations, stockholders' equity and cash flows disclose activity since the date of the Company's inception. The Company has elected a fiscal year ending on December 31. The accompanying financial statements have been prepared in accordance with generally accepted accounting principles for financial information and have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission for smaller reporting companies. In the opinion of management, all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the results of operations for the period from June 21, 2010 (Inception) to March 31, 2011 have been reflected herein. The results of operations for the period from June 21, 2010 (Inception) to March 31, 2011.

ACCOUNTING METHOD

The Company's financial statements are prepared using the accrual method of accounting. The Company has elected a fiscal year ending on December 31.

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

INCOME TAXES

Income Taxes - The Company accounts for its income taxes under the provisions of FASB-ASC-10 "Accounting for Income Taxes." This statement requires the use of the asset and liability method of accounting for deferred income taxes. Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax reporting purposes, at the applicable enacted tax rates. The Company provides a valuation allowance against its deferred tax assets when the future realizability of the assets is no longer considered to be more likely than not. There were no current or deferred income tax expenses or benefits due to the Company not having any material operations for the three month period ended March 31, 2011.

BASIC EARNINGS (LOSS) PER SHARE

Accounting Standards (FASB) Accounting Standards Codification (ASC) Topic 260 (SFAS No. 128, "EARNINGS PER Share"). Basic net income (loss) per share is computed using the weighted-average number of common shares outstanding during the period. Diluted earnings per share is computed using the weighted-average number of common shares outstanding during the period, as adjusted for the dilutive effect of the Company's outstanding convertible preferred shares using the "if converted" method and dilutive potential common shares. Potentially dilutive securities include warrants, convertible preferred stock, restricted shares, and contingently issuable shares.

STOCK-BASED COMPENSATION

The Company recognizes the services received or goods acquired in a share-based payment transaction as services are received or when it obtains the goods as an increase in equity or a liability, depending on whether the instruments granted satisfy the equity or liability classification criteria [FAS-123(R), par.5].

A share-based payment transaction with employees is measured base on the fair value (or, in some cases, a calculated or intrinsic value) of the equity instrument issued. If the fair value of goods or  services received in a share-based  payment  with non-employees is more reliably measurable  than  the  fair value of the equity  instrument issued, the fair value of the goods or services received shall be used  to  measure  the  transaction.  Conversely, if the fair value  of  the  equity instruments issued in a share-based payment  transaction with non-employees  is  more  reliably  measurable  than  the fair value of the consideration received, the transaction is measured at the  fair  value  of the equity instruments issued [FAS-123(R), par.7].

The cost of services received from employees in exchange for awards of share-based compensation generally is measured at the fair value of the equity instruments issued or at the fair value of the liabilities incurred.  The fair value of the liabilities incurred in share-based transactions with employees is remeasured  at  the  end of each reporting period until settlement [FAS-123(R),par.10].

Share-based payments awarded  to  an  employee  of  the  reporting  entity by a related  party  or  other  holder  of  an  economic  interest  in the entity as compensation  for services provided to the entity are share-based  transactions to be accounted  for  under  FAS-123(R)  unless  the  transfer is clearly for a purpose  other  than  compensation  for services to the reporting  entity.  The substance of such a transaction is that  the  economic  interest holder makes a capital  contribution to the reporting entity and that entity  makes  a  share-based payment  to  its  employee in exchange for services rendered [FAS-123(R), par.11].

IMPACT OF NEW ACCOUNTING STANDARDS

The  Company  does  not expect  the  adoption  of  recently  issued  accounting pronouncements to have  a  significant  impact  on  the  Company's  results  of operations, financial position, or cash flow.

NOTE 3 - GOING CONCERN

The  Company's  financial  statements  are prepared using accounting principles generally  accepted in the United States  of  America  applicable  to  a  going concern  that  contemplates  the  realization  of  assets  and  liquidation  of liabilities  in  the normal course of business. The Company has not established any source of revenue to cover its operating costs. The Company will engage in very  limited  activities  without  incurring  any  liabilities  that  must  be satisfied in cash  until a source of funding is secured. The Company will offer noncash consideration and seek equity lines as a means of financing its operations. If the Company is unable to obtain revenue producing  contracts  or financing  or  if  the  revenue  or financing it does obtain is insufficient to cover  any operating losses it may  incur,  it  may  substantially  curtail  or terminate its operations or seek other business opportunities through strategic alliances,  acquisitions or other arrangements that may dilute the interests of existing stockholders.

NOTE 4 - SHAREHOLDER'S EQUITY

Upon formation, the Board of Directors issued 10,000,000 shares of common stock to the founding  shareholder  in exchange for service and reimbursement of expense associated with formation of company.

The stockholders’ equity section of the Company contains the following classes of capital stock as of March 31, 2011:

•

Common  stock, $0.0001  par value: 100,000,000 shares authorized; 10,000,000 shares issued and outstanding

•

Preferred stock, $ 0.0001 par  value:  5,000,000 shares authorized; but not issued and outstanding.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The Company will attempt to locate and negotiate with a business entity for the combination of that target company with the Company.   The combination will normally take the form of a merger, stock-for-stock exchange or stock-for-assets exchange (the "business combination"). In  most  instances the target company  will  wish  to  structure  the business combination to be  within  the definition of a tax-free reorganization under Section 351 or Section 368 of the Internal Revenue Code of 1986, as amended.  No assurances can be given that the Company will be successful in locating or negotiating with any target business.

The Company has not restricted its search for any specific kind of businesses, and it may acquire a business which is in its preliminary or development stage, which is already in operation, or in essentially  any  stage  of  its  business life.  It is impossible to predict the status of any business in which the Company may become engaged, in that such  business  may need to seek additional capital,  may  desire to have its shares publicly traded,  or  may  seek  other perceived advantages which the Company may offer.

In implementing a structure for a particular business acquisition, the Company may become a party to a merger, consolidation, reorganization, joint venture, or licensing agreement with another corporation or entity.

It is anticipated that any securities issued in any such business combination would be issued in reliance upon exemption from registration under applicable federal and state securities laws.  In some circumstances, however, as a negotiated element of its transaction, the Company may agree to register all or a part of such securities immediately  after  the transaction is consummated or at  specified  times  thereafter.   If such registration  occurs,  it  will  be undertaken  by the surviving entity after  the  Company  has  entered  into  an agreement for a business combination or has consummated a business combination. The issuance of additional securities and their potential sale into any trading market which  may  develop  in  the Company's securities may depress the market value of the Company's securities  in  the future if such a market develops, of which there is no assurance.

The  Company  will  participate  in  a  business  combination  only  after  the negotiation  and  execution of appropriate  agreements.   Negotiations with a target company will likely focus on the percentage of the Company which the target company shareholders would acquire in exchange for their shareholdings. Although  the  terms of such agreements cannot  be  predicted,  generally such agreements will  require  certain representations and warranties of the parties thereto, will specify certain  events  of  default,  will  detail  the terms of closing and the conditions which must be satisfied by the parties prior  to and after  such closing and will include miscellaneous other terms.  Any merger or acquisition effected by the Company can be expected to have a significant dilutive effect on the percentage of shares held by the Company's shareholders at such time.

In June 2009, the FASB issued SFAS No. 166, "Accounting for Transfers of Financial Assets - an amendment of FASB Statement No. 140" (SFAS 166). SFAS 166 removes the concept of a qualifying special-purpose entity from SFAS 140, "Accounting   for   Transfers   and   Servicing   of   Financial   Assets   an Extinguishments  of  Liabilities,"  establishes  a new "participating interest" definition that must be met for transfers of portions of financial assets to be eligible for sale accounting, clarifies and amends  the  derecognition criteria for a transfer to be accounted for as a sale, and changes  the  amount that can be  recognized  as  a gain or loss on a transfer accounted for as a  sale  when beneficial interests  are  received by the transferor. Enhanced disclosures are also required to provide information about transfers of financial assets and a transferor's continuing involvement with transferred financial assets. SFAS No. 166 is effective for interim and annual reporting periods ending after November 15, 2009. The Company does not believe that the implementation of this standard will have a material impact on its condensed financial statements.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

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

The Company Intends To Issue More Shares In A Merger Or Acquisition, Which Will Result In Substantial Dilution.

Our certificate of incorporation authorizes the issuance of a maximum of 100,000,000 shares of common stock and a maximum of 5,000,000 shares of preferred stock. Any merger or acquisition effected by us may result in the issuance of additional securities without stockholder approval and may result in substantial dilution in the percentage of our common stock held by our then existing stockholders. Moreover, the common stock issued in any such merger or acquisition transaction may be valued on an arbitrary or non-arm’s-length basis by our management, resulting in an additional reduction in the percentage of common stock held by our then existing stockholders. Our Board of Directors has the power to issue any or all of such authorized but unissued shares without stockholder approval. To the extent that additional shares of Common Stock or Preferred Stock are issued in connection with a business combination or otherwise, dilution to the interests of our stockholders will occur and the rights of the holders of Common Stock might be materially adversely affected.

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

 Andrew J. Zagorski, our Chief Executive Officer and Director, is the Chief Executive Officer and Director and controlling stockholder of OZ Saferooms Technologies, Inc. and may be deemed the beneficial owner of the 10,000,000 shares of our common stock owned by it. Accordingly, this concentration of ownership by itself may have the effect of impeding a merger, consolidation, takeover or other business consolidation, or discouraging a potential acquirer from making a tender offer for the common stock.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) that are designed to be effective in providing reasonable assurance that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission (the “SEC”), and that such information is accumulated and communicated to our management to allow timely decisions regarding required disclosure.

In designing and evaluating disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable, not absolute assurance of achieving the desired objectives. Also, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. The design of any system of controls is based, in part, upon certain assumptions about the likelihood of future events and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.  As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of management, including our chief executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, management concluded that our disclosure controls and procedures are effective as of March 31, 2011 to cause the information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods prescribed by SEC, and that such information is accumulated and communicated to management, including our chief executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in internal controls

Our management, with the participation our Chief Executive Officer and Chief Financial Officer, performed an evaluation to determine whether any change in our internal controls over financial reporting occurred during the three-month period ended March 31, 2011.  Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that no change occurred in the Company's internal controls over financial reporting during the three months ended March 31, 2011 that has materially affected, or is reasonably likely to materially affect, the Company's internal controls over financial reporting.

PART II - OTHER INFORMATION

Item 1.

Legal Proceedings.

There are not presently any material pending legal proceedings to which the Registrant is a party or as to which any of its property is subject, and no such proceedings are known to the Registrant to be threatened or contemplated against it.

Item 1A. Risk Factors

Not applicable.

Item 2.

Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.

Defaults Upon Senior Securities

None.

Item 4.

[Removed and Reserved]

Item 5.

Other Information.

None.

Item 6.

Exhibits.

			Incorporated by reference
Exhibit	Exhibit Description	Filed herewith	Form	Period ending	Exhibit	Filing date
3.1	Certificate of Incorporation		10		3.1	9/8/2010
3.2	By-Laws		10		3.2	9/8/2010
4.1	Specimen Stock Certificate		10		4.1	9/8/2010
31	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
32	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

APEX 1, INC.

Dated: May 16, 2011

By: /s/ Andrew J. Zagorski Andrew J. Zagorski, Chief Executive Officer (Principal Executive Officer) and Chairman of the Board of Directors