Form 10-Q
period 2011-06-30
Oz Saferooms Technologies, Inc.
filed 2011-08-15
CIK 1500861

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

 [X]

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

[   ]

TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number:  000-54112

OZ SAFEROOMS TECHNOLOGIES, INC.

(Exact name of registrant as specified in its charter)

Delaware	16-1783194
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

c/o Andrew J. Zagorski, OZ Saferooms Technologies, Inc. 1732 Cottonwood Lane, Newcastle, OK	73065
(Address of Principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code.	(800) 420-6344

APEX 1, INC.
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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:  As of August 10, 2011, the issuer had 10,000,000 shares of its common stock issued and outstanding.

PART I - FINANCIAL INFORMATION

Item 1.

Financial Statements.

Oz Saferooms Technologies, Inc.
(Formerly Apex 1, Inc.)
(a Development stage Company)
Balance Sheets
	June 30	December 31
	2011	2010
	(Unaudited)	(Audited)
Assets:

Current Assets:

Cash	$-	$-

Total Assets	$-	$-

Liabilities and Shareholders' Equity:

Current Liabilities:

Accrued expense	$1,000	$1,000
Payable to a related party	3,457	3,457

Total Liabilities	4,457	4,457

Shareholders' Equity;
Preferred stock, $0.001 par value, 5,000,000 shares, authorized none issued and outstanding	-	-
Common Stock, 250,000,000 shares authorized (06/30/2011) and 100,000,000 shares authorized (12/31/2010) : 10,000,000 shares issued and outstanding as of June 30, 2011 and December 31, 2010, respectively	1,000	1,000
Paid-in capital	-	-
Deficit during Development Stage	(5,457)	(5,457)

	(4,457)	(4,457)

Total Liabilities and Shareholders' Equity	$-	$-

See notes to financial statements.

Oz Saferooms Technologies, Inc. (Formerly APEX 1, Inc.)
(a Development stage Company)
Statement of Operations

	3-months ended		6-months ended		cumulative since
	June 30	June 30	June 30	June 30	inception to
	2011	2010	2011	2010	June 30, 2011

Revenue	$-	$-	$-	$-	$-

Operating Expenses:

Organization and related fees	-	-	-	3,807	5,457

Total Expenses:	-	-	-	3,807	5,457

Income ( Loss) before income taxes	-	-	-	(3,807)	(5,457)

Provision for income taxes	-	-	-	-	-

Net loss	$-	$-	$-	$(3,807)	$(5,457)

Loss per share	$-	$-	$-	$-	$-

Weighted average common shares ( basic and diluted)	10,000,000	N/A	10,000,000	10,000,000	10,000,000

See notes to financial statements.

Oz Saferooms Technologies, Inc.
(Formerly Apex 1, Inc.)
( a Development Stage Company)
Statements of Cash Flows

	6-months ended		cumulative since
Cash Flows From	June 30	June 30	inception to
Operating Activities	2011	2011	June 30, 2011

Net loss	$-	$-	$(5,457)

Adjustments to reconcile net income (loss)
to net cash (used in) operations
Depreciation	-	-	-
Common stock issued for service	-	-	1,000
Changes in operating assets and liabilities	-	-	-
Increase (decrease) in accrued expense	-	-	1,000

Net Cash provided by (used in) operations	-	-	(3,457)
			\
	-	-	-
Cash Flows From
Investing Activities

Net cash provided by investing activities	-	-	-

Cash Flows From
Financing Activities

Proceeds from note payable	-	-	3,457
	-	-

Net cash provided by financing activities	-	-	3,457

Net increase (decrease)

Cash at the Beginning of the Period:	$-	$-	$-

Cash at the End of the Period	$-	$-	$-

Supplemental Disclosures of
Cash Flow Information

Interest paid	$-	$-	$-
Income taxes paid	$-	$-	$-

Non-cash investing and financing activities

Common stock issued to founder for services rendered	$-	$-	$1,000

See notes to financial statements.

 OZ Saferooms Technologes, Inc.

(Formerly Apex 1, Inc.)

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

AS OF June 30,, 2011

(UNAUDITED)

NOTE 1 -  Interim Unaudited Financial Statements

The balance sheet of OZ Saferooms Technologies, Inc. (the “Company”) as of June 30, 2011, and the statements of operations and cash flows for the six-months period ended June 30, 2011 have not been audited.  However, in the opinion of management, such information includes all adjustments (consisting only of normal recurring adjustments) which are necessary to properly reflect the financial position of the Company as of June 30, 2011, and the results of operations for the six-months ended June 30, 2011.

Certain information and notes normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted, although management believes that the disclosures are adequate to make the information presented not misleading.  Interim period results are not necessarily indicative of the results to be achieved for an entire year.  These financial statements should be read in conjunction with the financial  statements and notes to financial statements included in the Company’s financial statements as filed on Form 10-K for the fiscal year ended December  31, 2010.

NOTE 2 - ORGANIZATION AND DESCRIPTION OF BUSINESS

APEX 1, Inc. (the "Company"), a development stage company, was incorporated under the laws of the State of Delaware  on  June 21, 2010 and has been inactive since inception. The Company intends to serve as a vehicle to effect an asset acquisition, merger, exchange of capital stock or other business combination with a domestic or foreign business. On May 20, 2011, the company changed its name to OZ Saferooms Technologes, Inc.

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

The accompanying financial statements have been prepared in accordance with generally accepted accounting principles for financial information and have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission for smaller reporting companies. In the opinion of management, all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the results of operations for the period from June 21, 2010 (Inception) to June 30, 2011 have been reflected herein. The results of operations for the period from June 21, 2010 (Inception) to June 30, 2011

ACCOUNTING METHOD

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

INCOME TAXES

Income Taxes - The Company accounts for its income taxes under the provisions of FASB-ASC-10 "Accounting for Income Taxes." This statement requires the use of the asset and liability method of accounting for deferred income taxes. Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax reporting purposes, at the applicable enacted tax rates. The Company provides a valuation allowance against its deferred tax assets when the future realizability of the assets is no longer considered to be more likely than not. There were no current or deferred income tax expenses or benefits due to the Company not having any material operations for the three month period ended June 30, 2011.

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

NOTE 4 - GOING CONCERN

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

NOTE 5 - SHAREHOLDER'S EQUITY

Upon formation, the Board of Directors issued 10,000,000 shares of common stock to the founding  shareholder  in exchange for service and reimbursement of expense associated with formation of company.

The stockholders’ equity section of the Company contains the following classes of capital stock as of June 30, 2011:

•

Common  stock, $0.0001  par value: 250,000,000 shares authorized; 10,000,000 shares issued and outstanding

•

Preferred stock, $ 0.0001 par  value:  5,000,000 shares authorized; but not issued and outstanding.

Note 6 -  Commitments  and Contingencies

There is no commitments or contingencies to disclose during the three-months ended June 30, 2011.

Note 7 - Subsequent Events

Management has evaluated subsequent events, and the impact on the reported results and disclosures and determined that there have not been any events that would be required to be reflected in the financial statements or the notes.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The Company was acquired by Oz Saferooms Technologies, Inc., an Oklahoma corrporation with a plan to combine with the Company.   The combination will likely take the form of a merger, stock-for-stock exchange or stock-for-assets exchange (the "business combination") so as to structure  the business combination to be  within  the definition of a tax-free reorganization under Section 351 or Section 368 of the Internal Revenue Code of 1986, as amended.  No assurances can be given that the Company will be successful in Completing that combination.

The Companydesires to have its shares publicly traded,

It is anticipated that any securities issued in any such business combination would be issued in compliance with a public offering upon restration of the securities or in reliance upon exemption from registration under applicable federal and state securities laws.  If such registration  occurs,  it  will  be undertaken  by the surviving entity after  the  Company  has  entered  into  an agreement for a business combination or has consummated a business combination. The issuance of additional securities and their potential sale into any trading market which  may  develop  in  the Company's securities may depress the market value of the Company's securities  in  the future if such a market develops, of which there is no assurance.

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

The Company Intends To Issue More Shares In A Merger Or Acquisition, Which Will Result In Substantial Dilution.

Our certificate of incorporation authorizes the issuance of a maximum of 250,000,000 shares of common stock and a maximum of 5,000,000 shares of preferred stock. Any merger or acquisition effected by us may result in the issuance of additional securities without stockholder approval and may result in substantial dilution in the percentage of our common stock held by our then existing stockholders. Moreover, the common stock issued in any such merger or acquisition transaction may be valued on an arbitrary or non-arm’s-length basis by our management, resulting in an additional reduction in the percentage of common stock held by our then existing stockholders. Our Board of Directors has the power to issue any or all of such authorized but unissued shares without stockholder approval. To the extent that additional shares of Common Stock or Preferred Stock are issued in connection with a business combination or otherwise, dilution to the interests of our stockholders will occur and the rights of the holders of Common Stock might be materially adversely affected.

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

 Changes in internal controls

Our management, with the participation our Chief Executive Officer and Chief Financial Officer, performed an evaluation to determine whether any change in our internal controls over financial reporting occurred during the three-month period ended June 30, 2011.  Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that no change occurred in the Company's internal controls over financial reporting during the three months ended June 30, 2011 that has materially affected, or is reasonably likely to materially affect, the Company's internal controls over financial reporting.

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

Item 2.

Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

There are no publicly traded securities of the Company and market risk is not a factor regarding the existing securities.

Item 4.

[Removed and Reserved]

Item 5.

Other Information.

None.

Item 6.

Exhibits.

			Incorporated by reference
Exhibit	Exhibit Description	Filed herewith	Form	Period ending	Exhibit	Filing date
3.1	Certificate of Incorporation		10		3.1	9/8/2010
3.2	By-Laws		10		3.2	9/8/2010
3.3	Certificate of Amendment of Certificate of Incorporation		8-K		3.3	5/27/2010
4.1	Specimen Stock Certificate		10		4.1	9/8/2010
31	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
32	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
101	Interactive Data Files for the OZ Saferooms Technologies, Inc. Form 10Q for the period ended June 30, 2011	X

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OZ SAFEROOMS TECHNOLOGIES, INC (FORMERLY APEX 1, INC.)

Dated: August 12, 2011

By: /s/ Andrew J. Zagorski Andrew J. Zagorski, Chief Executive Officer (Principal Executive Officer) and Chairman of the Board of Directors