Form 10-Q
period 2011-09-30
Oz Saferooms Technologies, Inc.
filed 2011-11-15
CIK 1500861

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

 [X]

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

[   ]

TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number:  000-54112

OZ SAFEROOMS TECHNOLOGIES, INC.

(Exact name of registrant as specified in its charter)

Delaware	16-1783194
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

c/o Andrew J. Zagorski, OZ Saferooms Technologies, Inc. 1732 Cottonwood Lane Newcastle, OK	73065
(Address of Principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code.	(800) 420-6344

APEX 1, INC.
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒       No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒       No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☒       No ☐

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:  As of November 14, 2011, the issuer had 10,000,000 shares of its common stock issued and outstanding.

PART I - FINANCIAL INFORMATION

Item 1.

Financial Statements.

Oz Saferooms Technologies, Inc. (Formerly Apex 1, Inc.) (a Development stage Company) Balance Sheets

	September 30,	December 31,
	2011	2010
	(Unaudited)	(Audited)
Assets:

Current Assets:

Cash	$-	$-

Total Assets	$-	$-

Liabilities and Shareholders' Equity:

Current Liabilities:

Accrued expense	$1,000	$1,000
Payable to a related party	3,457	3,457
Total Liabilities	4,457	4,457

Shareholders' Equity;

Preferred stock, $0.001 par value, 5,000,000 shares, authorized none issued and outstanding	-	-
Common Stock, 250,000,000 shares authorized (09/30/2011) and 100,000,000 shares authorized (12/31/2010) : 10,000,000 shares issued and outstanding as of September 30, 2011 and December 31, 2010, respectively	1,000	1,000
Paid-in capital	-	-
Deficit during Development Stage	(5,457)	(5,457)
	(4,457)	(4,457)
Total Liabilities and Shareholders' Equity	$-	$-
See Notes to Financial Statements

Oz Saferooms Technologies, Inc. (Formerly Apex 1, Inc.) (a Development stage Company) Statement of Operations (Unaudited)

	3-months ended		9-months ended		cumulative since
	September 30,	September 30,	September 30,	September 30,	inception to
	2011	2010	2011	2010	September 30, 2011

Revenue	$-	$-	$-	$-	$-

Operating Expenses:

Organization and related fees	-	-	-	3,457	5,457

Total Expenses:	-	-	-	3,457	5,457
Income (Loss) before income taxes	-	-	-	(3,457)	(5,457)

Provision for income taxes	-	-	-	-	-

Net loss	$-	$-	$-	$(3,457)	$(5,457)

Loss per share	$-	$-	$-	$-	$-
Weighted average common shares (basic and diluted)	10,000,000	N/A	10,000,000	10,000,000	10,000,000
See Notes to Financial Statements

Oz Saferooms Technologies, Inc. (Formerly Apex 1, Inc.) (a Development Stage Company) Statements of Cash Flows (Unaudited)

	9-months ended		cumulative since
	September 30,	September 30,	inception to
	2011	2010	September 30, 2011
Cash Flows From Operating Activities
Net loss	$-	$(3,457)	$(5,457)

Adjustments to reconcile net income (loss)
to net cash (used in) operations
Depreciation	-	-	-
Common stock issued	-	-	1,000
Chang-es in operating assets and liabilities	-	-	-
Increase (decrease) in accrued expense	-	-	1,000

Net Cash provided by (used in) operations	-	-	(3,457)
			\
	-	-	-
Cash Flows From Investing Activities

Net cash provided by investing activities	-	-	-

Cash Flows From Financing Activities

Proceeds from note payable	-	-	3,457

Net cash provided by financing activities	-	-	3,457

Net increase (decrease)

Cash at the Beginning of the Period:	$-	$-	$-

Cash at the End of the Period	$-	$-	$-

Supplemental Disclosures of
Cash Flow Information

Interest paid	$-	$-	$-
Income taxes paid	$-	$-	$-

Non-cash investing and financing activities

Common stock issued	$-	$-	$1,000
See Notes to Financial Statements

 OZ Saferooms Technologes, Inc.
(Formerly Apex 1, Inc.)

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

AS OF September 30, 2011

(UNAUDITED)

NOTE 1 -  INTERIM UNAUDITED FINANCIAL STATEMENTS

The balance sheet of OZ Saferooms Technologies, Inc. (the “Company”) as of September 30, 2011, and the statements of operations and cash flows for the nine-months period ended September 30, 2011, have not been audited.  However, in the opinion of management, such information includes all adjustments (consisting only of normal recurring adjustments) which are necessary to properly reflect the financial position of the Company as of September 30, 2011, and the results of operations for the nine-months ended September 30, 2011.

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

NOTE 2 - ORGANIZATION AND DESCRIPTION OF BUSINESS

APEX 1, Inc. (the "Company"), a development stage company, was incorporated under the laws of the State of Delaware  on  June 21, 2010 and has been inactive since inception. The Company intends to serve as a vehicle to effect an asset acquisition, merger, exchange of capital stock or other business combination with a domestic or foreign business. On May 20, 2011, the company changed its name to OZ Saferooms Technologies, Inc.

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

The accompanying financial statements have been prepared in accordance with generally accepted accounting principles for financial information and have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission for smaller reporting companies. In the opinion of management, all adjustments,  consisting of normal recurring accruals, necessary for a fair presentation of the results of operations for the period from June 21, 2010 (Inception) to September 30, 2011 have been reflected herein.

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

INCOME TAXES

Income Taxes - The Company accounts for its income taxes under the provisions of FASB-ASC-10 "Accounting for Income Taxes." This statement requires the use of the asset and liability method of accounting for deferred income taxes. Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax reporting purposes, at the applicable enacted tax rates. The Company provides a valuation allowance against its deferred tax assets when the future realizability of the assets is no longer considered to be more likely than not. There were no current or deferred income tax expenses or benefits due to the Company not having any material operations for the three month period ended September 30, 2011.

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

NOTE 6 – COMMITMENTS AND CONTINGENCIES

There is no commitments or contingencies to disclose during the three-months ended June 30, 2011.

NOTE 7 – SUBSEQUENT EVENTS

Management has evaluated subsequent events, and the impact on the reported results and disclosures and determined that there have not been any events that would be required to be reflected in the financial statements or the notes.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The Company was acquired by Oz Saferooms Technologies, Inc., an Oklahoma corporation with a plan to combine with the Company.   The combination will likely take the form of a merger, stock-for-stock exchange or stock-for-assets exchange (the "business combination") so as to structure the business combination to be  within  the definition of a tax-free reorganization under Section 351 or Section 368 of the Internal Revenue Code of 1986, as amended.  No assurances can be given that the Company will be successful in Completing that combination.  Upon the acquisition, the Balance Sheet and Profit and Loss Statement reflected an obligation to the founder and prior owner of the issued and outstanding shares of the Company.  In the purchase, the shares of the Company were sold with the representation that there was no outstanding debt.  As a result of negotiations with the prior owner and to clear up the indebtedness reflected on the Balance Sheet, the indebtedness has been resolved and removed from the obligations of the Company.

The Company desires to have its shares publicly traded,  It is anticipated that any securities issued in any such business combination would be issued in compliance with a public offering upon registration of the securities or in reliance upon exemption from registration under applicable federal and state securities laws.  If such registration  occurs,  it  will  be undertaken  by the surviving entity after  the  Company  has  entered  into  an agreement for a business combination or has consummated a business combination. The issuance of additional securities and their potential sale into any trading market which  may  develop  in  the Company's securities may depress the market value of the Company's securities  in  the future if such a market develops, of which there is no assurance.

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

Control by Management.

OZ Saferooms Technologies, Inc. (Oklahoma) currently owns 100% of all the issued and outstanding capital stock of the Company. Consequently, management has the ability to control the operations of the Company and will have the ability to control substantially all matters submitted to stockholders for approval, including:

•	Election of the board of directors;

•	Removal of any directors;

•	Amendment of the Company’s certificate of incorporation or bylaws; and

•	Adoption of measures that could delay or prevent a change in control or impede a merger, takeover or other business combination.

 Andrew J. Zagorski, our Chief Executive Officer and Director, is the Chief Executive Officer and Director and controlling stockholder of OZ Saferooms Technologies, Inc. (Oklahoma) and may be deemed the beneficial owner of the 10,000,000 shares of our common stock owned by it. Accordingly, this concentration of ownership by itself may have the effect of impeding a merger, consolidation, takeover or other business consolidation, or discouraging a potential acquirer from making a tender offer for the common stock.

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

In designing and evaluating disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable, not absolute assurance of achieving the desired objectives. Also, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. These inherent limitations include the realities that judgments in decision-

making can be faulty and that breakdowns can occur because of simple error or mistake. The design of any system of controls is based, in part, upon certain assumptions about the likelihood of future events and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.  As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of management, including our chief executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, management concluded that our disclosure controls and procedures are effective as of March 31, 2011 to cause the information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods prescribed by SEC, and that such information is accumulated and communicated to management, including our chief executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in internal controls

Our management, with the participation our Chief Executive Officer and Chief Financial Officer, performed an evaluation to determine whether any change in our internal controls over financial reporting occurred during the three-month period ended September 30, 2011.  Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that no change occurred in the Company's internal controls over financial reporting during the three months ended September 30, 2011 that has materially affected, or is reasonably likely to materially affect, the Company's internal controls over financial reporting.

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

Item 4.

[Removed and Reserved]

Item 5.

Other Information.

None.

Item 6.

Exhibits.

Incorporated by reference
Exhibit	Exhibit Description	Filed herewith	Form	Period ending	Exhibit	Filing date
3.1	Certificate of Incorporation		10		3.1	9/8/2010
3.2	By-Laws		10		3.2	9/8/2010
4.1	Specimen Stock Certificate		10		4.1	9/8/2010
31	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
32	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
101.INS*	XBRL Instance Document	X
101.SCH*	XBRL Taxonomy Extension Schema Document	X
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document	X
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document	X
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document	X
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Definition	X

*  Pursuant to Rule 406T of Regulation S-T, these interactive files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Act of 1934 and otherwise are not subject to liability.

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OZ SAFEROOMS TECHNOLOGIES, INC (FORMERLY APEX 1, INC.)

Dated: November 14, 2011

By: /s/ Andrew J. Zagorski Andrew J. Zagorski, Chief Executive Officer (Principal Executive Officer) and Chairman of the Board of Directors