Form 10-K
period 2011-12-31
Oz Saferooms Technologies, Inc.
filed 2012-04-16
CIK 1500861

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ______________

OZ SAFEROOMS TECHNOLOGIES, INC.

(Exact name of registrant as specified in its charter)

Delaware	16-1783194
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

c/o Andrew Zagorski
1732 Cottonwood Lane Newcastle, OK 73065
(Address of principal executive offices)
E-Mail: azagorski@ozsaferooms.com

(Registrant’s telephone number, including area code) Tel: (800) 420-6344

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

The aggregate market value of the common stock held by non-affiliates of the issuer was $0.00 on December 31, 2011.

APPLICABLE ONLY TO CORPORATE REGISTRANTS

As of April 14, 2012, there were 10,000,000 shares of common stock, par value $.0001, outstanding.

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

PART I

Item 1. Description of Business.

(a) Business Development

Oz Saferooms Technologies, Inc., formerly known as Apex 1, Inc. (the “Company” or the “Registrant”) was incorporated in the State of Delaware on June 21, 2010. Since inception, we have been engaged in organizational efforts and attempting to obtaining initial financing. We were formed as a vehicle to pursue a business combination. Our business purpose is to seek the acquisition of or merger with, an existing company.

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

In the case of an acquisition, the transaction may be accomplished upon the sole determination of management without any vote or approval by stockholders. In the case of a statutory merger or consolidation directly involving us, it will likely be necessary to call a stockholders’ meeting and obtain the approval of the holders of a majority of the outstanding shares. The necessity to obtain such stockholder approval may result in delay and additional expense in the consummation of any proposed transaction and will also give rise to certain appraisal rights to dissenting stockholders. Most likely, management will seek to structure any such transaction so as not to require stockholder approval.

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

The Company Intends To Issue More Shares In A Merger Or Acquisition, Which Will Result In Substantial Dilution.

Our certificate of incorporation, as amended, authorizes the issuance of a maximum of 250,000,000 shares of common stock and a maximum of 5,000,000shares of preferred stock. Any merger or acquisition effected by us may result in the issuance of additional securities without stockholder approval and may result in substantial dilution in the percentage of our common stock held by our then existing stockholders. Moreover, the common stock issued in any such merger or acquisition transaction may be valued on an arbitrary or non-arm’s-length basis by our management, resulting in an additional reduction in the percentage of common stock held by our then existing stockholders. Our Board of Directors has the power to issue any or all of such authorized but unissued shares without stockholder approval. To the extent that additional shares of Common Stock or Preferred Stock are issued in connection with a business combination or otherwise, dilution to the interests of our stockholders will occur and the rights of the holders of Common Stock might be materially adversely affected.

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

Control by Management.

OZ Saferooms Technologies, Inc. (a Oklahoma corporation), hereinafter referred to as OZ-OK, purchased 100% of  the common stock of the Company pursuant to a Share Purchase Agreement dated April 21, 2011. The management of OZ-OK currently owns the majority of the issued and outstanding capital stock of the Company. Consequently, their management has the ability to control the operations of the Company and will have the ability to control substantially all matters submitted to stockholders for approval, including:

•	Election of the board of directors;

•	Removal of any directors;

•	Amendment of the Company’s certificate of incorporation or bylaws; and

•	Adoption of measures that could delay or prevent a change in control or impede a merger, takeover or other business combination.

Our CEO and Director also owns the majority of our issued and outstanding common stock because he is the majority shareholder of  OZ-OK. Accordingly, this concentration of ownership by itself may have the effect of impeding a merger, consolidation, takeover or other business consolidation, or discouraging a potential acquirer from making a tender offer for the common stock.

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

Item 4. Submission of Matters to Vote of Security Holders.

For the period from the inception of the Company on June 21, 2010 to December 31, 2011 there have been no matters submitted to the vote of the security holders.

PART II

Item 5. Market for Common Equity, Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities.

Common Stock

Our Amended Certificate of Incorporation authorizes the issuance of up to 250,000,000 shares of common stock, par value $.0001 per share (the “Common Stock”). The Common Stock is not listed on a publicly-traded market. As of April 14, 2012, there was one holder of record of the Common Stock, OZ-OK, which is the parent of the Company.

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

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation.

MANAGEMENTS' DISCUSSION AND ANALYSIS

THE FOLLOWING DISCUSSION SHOULD BE READ IN CONJUNCTION WITH OUR AUDITED CONSOLIDATED FINANCIAL STATEMENTS AND NOTES THERETO INCLUDED HEREIN.

THIS DISCUSSION CONTAINS FORWARD-LOOKING STATEMENTS, SUCH AS STATEMENTS RELATING TO OUR FINANCIAL CONDITION, RESULTS OF OPERATIONS, PLANS, OBJECTIVES, FUTURE PERFORMANCE AND BUSINESS OPERATIONS. THESE STATEMENTS RELATE TO EXPECTATIONS CONCERNING MATTERS THAT ARE NOT HISTORICAL FACTS. THESE FORWARD-LOOKING STATEMENTS REFLECT OUR CURRENT VIEWS AND EXPECTATIONS BASED LARGELY UPON THE INFORMATION  CURRENTLY  AVAILABLE  TO US AND ARE SUBJECT TO  INHERENT  RISKS AND UNCERTAINTIES. ALTHOUGH WE BELIEVE  OUR  EXPECTATIONS ARE BASED ON  REASONABLE ASSUMPTIONS,  THEY ARE NOT GUARANTEES OF  FUTURE  PERFORMANCE  AND THERE ARE A NUMBER OF IMPORTANT FACTORS THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE EXPRESSED OR IMPLIED BY SUCH FORWARD-LOOKING STATEMENTS.  BY MAKING THESE  FORWARD-LOOKING  STATEMENTS,  WE DO NOT  UNDERTAKE  TO UPDATE THEM IN ANY MANNER  EXCEPT AS MAY BE REQUIRED BY OUR  DISCLOSURE  OBLIGATIONS  IN FILINGS WE MAKE WITH THE SECURITIES AND EXCHANGE  COMMISSION UNDER THE FEDERAL SECURITIES LAWS. OUR ACTUAL RESULTS MAY DIFFER MATERIALLY FROM OUR FORWARD-LOOKING STATEMENTS.

THE  INDEPENDENT  REGISTERED  PUBLIC  ACCOUNTING  FIRM'S REPORT ON THE COMPANY'S FINANCIAL  STATEMENTS  AS OF  DECEMBER  31, 2011  INCLUDES  A  "GOING  CONCERN" EXPLANATORY  PARAGRAPH  THAT  DESCRIBES  SUBSTANTIAL  DOUBT ABOUT THE  COMPANY'S ABILITY TO CONTINUE AS A GOING CONCERN.

RESULTS OF OPERATIONS

Comparison of the year ended December 31, 2011 with the year ended December 31, 2010:

Revenues – The Company did not recognize any revenue in years 2011 and 2010.

Operating Expenses – Operating expenses for the year ended December 31, 2011 totaled $46,150 as compared to $5,457 for the period ended December 31, 2010, an increase of $40,693 or 745.7%. The increase is primarily attributable to legal fees of $37,000 incurred in 2011 that were not present during the year ended December 31, 2010.

Other Income – The Company had cancellation of debt income in 2011 of $3,457 attributable to a debt owed to the Company’s sole year 2010 shareholder which was forgiven. The Company did not have any other income in 2010.

Loss From Operations and Net Loss – Loss from operations and net loss for the year ended December 31, 2011 was $42,693 as compared to a loss of $5,457 for the period ended December 31, 2010, an increase of $37,236 or 682.4%. The increase in loss from operations and net loss is primarily attributable to $37,000 of legal fees incurred in 2011 that were not present in 2010.

Liquidity and Capital Resources – As of December 31, 2011 and 2010, the Company had no assets and had current liabilities of  $47,150 and $4,457, respectively. As of December 31, 2011, the $47,150 liability consisted of funds advanced to the Company by its parent to fund operating expenses. As of December 31, 2010, the $4,457 of liabilities consisted of $1,000 of accrued expenses and $3,457 of advances from the Company’s sole year 2010 shareholder. As of December 31, 2011 and 2010, the Company had a working capital deficit of $47,150 and $4,457, respectively. Net cash used in operating activities was $47,150 for the year ended December 31, 2011, compared to $4,457 for the period ended December 31, 2010. This $42,693 increase in cash used in operating activities is primarily related to the $37,000 of legal fees paid in 2011 which were not present in 2010. The Company did not have any investing activities in years 2011 and 2010. The Company’s net cash provided by financing activities was $47,150 for the year ended December 31, 2011 and $4,457 for the year ended December 31, 2010. The funds were provided by the Company’s parent in 2011 and by the Company’s sole shareholder in 2010.

CRITICAL ACCOUNTING POLICIES

Cash Equivalents

The Company considers all highly liquid investments with maturity of three months or less when purchased to be cash equivalents.

Financial Instruments

The Company has adopted the provisions of ASC 820, "FAIR VALUE MEASUREMENTS AND DISCLOSURES", ASC 820  defines fair value, establishes a framework for measuring fair value under  generally  accepted accounting principles and enhances disclosures about fair value measurements.

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.  Valuation techniques used to measure fair value, as required by ASC 820, must maximize the use of observable inputs and minimize the use of unobservable inputs.

The  standard  describes a fair value  hierarchy  based on three  levels of inputs, of which the first two are  considered  observable and the last unobservable,  that  may be used  to  measure  fair  value.  The  Company's assessment  of the  significance  of a  particular  input to the fair value measurements requires judgment,  and may affect the valuation of the assets and liabilities  being measured and their  placement  within the fair value hierarchy.

•

Level 1 - Quoted prices in active  markets  for  identical  assets or liabilities.

•

Level 2 -  Inputs  other  than  Level 1 that  are  observable,  either directly or  indirectly,  such as quoted prices for similar assets or liabilities;  quoted  prices in markets that are not active;  or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

•

Level 3 -  Unobservable  inputs  that are  supported  by  little or no market  activity  and that are  significant  to the fair  value of the assets or liabilities.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

On April 11, 2012, the Company terminated the engagement of Stan J.H. Lee, CPA, as the Company’s independent registered public accounting firm. There are not and have not been any disagreements between the Company and its accountants on any matter of accounting principles, practices or financial statement disclosure. The Company engaged De Leon & Company, P.A. (‘De Leon”) as the successor independent registered public accounting firm, effective April 11, 2012.

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

Changes in Internal Controls over Financial Reporting

There have been no significant changes to the Company’s internal controls over financial reporting that occurred during our last fiscal quarter of the year ended December 31, 2011, that materially affected, or were reasonably likely to materially affect, our internal controls over financial reporting.

Item 9B. Other Information.

Not applicable.

PART III

Item 10. Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act.

(a) Identification of Directors and Officers.The current officers and directors will serve for one year or until their respective successors are elected and qualified. They are:

Name	Age	Position(s)

Andrew J. Zagorski	60	Chairman of the Board of Directors, Chief Executive Officer, President, Secretary and Treasurer

Andrew J. Zagorski is the Chairman of the Board of Directors, Chief Executive Officer, President, Secretary and Treasurer of the Company. Mr. Zagorski has served as an officer and Director of the Company since April 21, 2011, the date the Company underwent a change in control. His business experience is as follows:

Mr. Zagorski is also the CEO and President of an Oklahoma corporation, also named OZ Saferooms Technologies, Inc. Said entity purchased 100% of the common stock of the Company from the Company’s sole shareholder. Accordingly, the Company is a wholly owned subsidiary of the Oklahoma corporation. Mr. Zagorski has approximately thirty years of experience fabricating massive, complex concrete structures for civil engineering projects such as Rochester, New York’s Pure Water Tunnel System and for the hydroelectric tunnel systems constructed under Niagara Falls.

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

Based solely on the Company’s review of the copies of the forms received by it during the fiscal year ended December 31, 2011 and written representations that no other reports were required, the Company believes that believes that no person who, at any time during such fiscal year, was a director, officer or beneficial owner of more than 10% of the Company’s common stock failed to comply with all Section 16(a) filing requirements during such fiscal years.

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

Item 11. Executive Compensation.

Our officer and director does not receive any compensation for services rendered to the Company since inception, has not received such compensation in the past, and is not accruing any compensation pursuant to any agreement with the Company. No remuneration of any nature has been paid for or on account of services rendered by a director in such capacity. Our officers and directors currently intend to devote no more than (25) twenty five hours per week to our affairs.

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

Name and Address	Amount and Nature of Beneficial Ownership	Percentage of Class

OZ Saferooms Technologies, Inc. (A Oklahoma corporation) 1732 Cottonwood Lane Newcastle, OK 73065	10,000,000	100%

All Officers and Directors as a group	10,000,000	100%

Item 13. Certain Relationships and Related Transactions.

Except as otherwise indicated herein, there have been no related party transactions, or any other transactions or relationships required to be disclosed pursuant to Item 404 of Regulation S-K.

Item 14. Principal Accounting Fees and Services.

Stan J.H. Lee, CPA (“SJHL”) was the Company’s independent registered public accounting firm during 2011.

Audit Fees

The firm of SJHL acted as our principal accountant during 2011 and 2010. The Company paid SJHL $1,950 in 2011 for the reviews of the quarterly financial statements and $2,650 in 2010 for the audit of that year’s financial statements. The Company’s successor auditor, De Leon and Company, P.A., charged the Company $8,500 for the 2011 audit.

Tax Fees

There were no fees billed by SJHL for professional services for tax compliance, tax advice, and tax planning for the fiscal year ended December 31, 2011.

All Other Fees

There were no fees billed by SJHL for other products and services for the fiscal year ended December 31, 2011.

Audit Committee’s Pre-Approval Process

The Board of Directors acts as the audit committee of the Company, and accordingly, all services are approved by all the members of the Board of Directors.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a) Exhibits:

Exhibit No.	Description

3.1*	Certificate of Incorporation

3.2*	By-laws

31.1

Certification of the Company’s Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2011

31.2

Certification of the Company’s Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2011

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

OZ SAFEROOMS TECHNOLOGIES, INC.

Dated: April 14, 2012	By:	/s/ Andrew Zagorski
Andrew Zagorski
President and Director
Principal Executive Officer
Principal Financial Officer

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

	Title	Date
/s/ Andrew Zagorski
Andrew Zagorski	President, Secretary, Chief	April 14, 2012
Financial Officer and Sole Director

OZ SAFEROOMS TECHNOLOGIES, INC.
(A Development Stage Company)

FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2011 AND 2010
AND FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010 AND FOR THE PERIOD FROM JUNE 21, 2010
(DATE OF INCEPTION) TO DECEMBER 31, 2011

Contents

Financial Statements	PAGE

Report of Independent Registered Public Accounting Firm	F-1

Report of Independent Registered Public Accounting Firm	F-2

Balance Sheets as of December 31, 2011 and 2010	F-3

Statement of Operations for the year ended December 31, 2011, for the period from inception (June 21, 2010) through December 31, 2010, and for the period from inception (June 21, 2010) through December 31, 2011

F-4

Statement of Changes in Stockholders’ Equity (Deficit) for the period from inception (June 21, 2010) through December 31, 2011	F-5

Statement of Cash Flows for the year ended December 31, 2011, for the period from inception (June 21, 2010) through December 31, 2010, and for the period from inception (June 21, 2010) through December 31, 2011

F-6

Notes to Financial Statements	F-8

De Leon & Company, P.A.
510 NW 159th Lane
Pembroke Pines, Fl. 33028
954-445-6478 954-438-6481 - fax

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders’ of

OZ Saferooms Technology, Inc.

We have audited the accompanying balance sheet of OZ Saferooms Technology, Inc. as of December 31, 2011 and the related statements of Operations, stockholders’ equity, and cash flows for the year then ended. OZ Saferooms Technology, Inc.’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audit. The cumulative statements of operations, stockholders’ equity, and cash flows for the period from June 21, 2010 (inception) to December 31, 2011 include amounts for the period from June 21, 2010 (inception) to December 31, 2010, which were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for the period June 21, 2010 through December 31, 2010 is based solely on the report of other auditors.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of OZ Saferooms Technology, Inc as of December 31, 2011, and the results of its operations and its cash flows for the year ended December 31, 2011 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 4 to the financial statements, the Company has suffered recurring losses from operations, net capital deficiencies, and negative cash flows from operations that raise substantial doubt about its ability to continue as a going concern. Management’s plan in regard to these matters are also described in Note 4. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

De Leon & Company, P.A.

De Leon & Company, P.A.
Pembroke Pines, Florida

April 14, 2012

Stan J.H. Lee, CPA

2160 North Central Rd. Suite 203

Fort Lee t NJ 07024

P.O. Box 436402

San Diego, CA 92143-9402

619-623-7799

Fax 619-564-3408

E-mail: stan2u@gmail.com

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
OZ Saferooms Technologies Inc.

(formerly APEX 1, Inc)

(A Development Stage Company)

We have audited the accompanying balance sheet of OZ Saferooms Technologies Inc. as of December 31, 2010 and the related statements of operation, changes in shareholders’ equity and cash flows for the period from June 21, 2010 (inception) to December 31, 2010. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of OZ Saferooms Technologies Inc. as of December 31, 2010 and the results of its operation and its cash flows for the period from June 21, 2010( inception) to December 31, 2010 in conformity with U.S. generally accepted accounting principles.

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

/s/ Stan J.H. Lee, CPA

Stan J.H. Lee, CPA Fort Lee, NJ 07024 February 1, 2011

OZ SAFEROOMS TECHNOLOGIES, INC. (f/k/a APEX 1, INC.)
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS

	December 31, 2011	December 31, 2010

ASSETS
Current Assets:
Cash	$-	$-

Total Current Assets	-	-

Total Assets	$-	$-

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities:
Accrued expenses	$-	$1,000
Due to related party	47,150	3,457
Total Current Liabilities	47,150	4,457

Total Liabilities	47,150	4,457

Stockholders' Deficit
Preferred stock, $0.0001 par value, 5,000,000 shares authorized
none issued and outstanding	$-	$-
Common stock, $0.0001 par value, 250,000,000 shares authorized in 2011 and 100,000,000 shares authorized in 2010;
10,000,000 shares issued and outstanding	1,000	1,000
Deficit accumulated during development stage	(48,150)	(5,457)

Total Stockholders' Deficit	(47,150)	(4,457)

Total Liabilities and Stockholders' Deficit	$-	$-

See notes to financial statements

OZ SAFEROOMS TECHNOLOGIES, INC. (f/k/a APEX 1, INC.)
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS
	For The Year Ended	From June 21, 2010 (inception) to	From June 21, 2010 (inception) to
	12/31/2011	12/31/2010	12/31/2011

Revenues	$-	$-	$-

Operating Expenses
General & Administrative	7,200	-	7,200
Professional fees	38,950	-	38,950
Organization and related fees	-	5,457	5,457

Total Operating Expenses	46,150	5,457	51,607

Loss from operations	(46,150)	(5,457)	(51,607)

Other Income - Cancellation of debt	3,457	-	3,457

Net Loss	$(42,693)	$(5,457)	$(48,150)

Net Loss per share - Basic and diluted	$-	$-	$-

Weighted Average Shares Outstanding
- Basic and diluted	10,000,000	10,000,000	10,000,000

See notes to financial statements

OZ SAFEROOMS TECHNOLOGIES, INC. (f/k/a APEX 1 INC.)
(A Development Stage Company)
Statement of Changes in Stockholders’ Equity (Deficit)
From June 21 2010 (inception) through December 31, 2011

	Common Stock	Common Stock Amount	Additional Paid-in Capital	Deficit Accumulated During Development Stage	Total

June 21, 2010 (inception) Shares issued for services at $.0001 per share	10,000,000	1,000	—	—	1,000

Net loss, December 31, 2010

Balance, December 31, 2010	10,000,000	1,000	—	(5,457)	(4,457)

Net loss, December 31, 2011				(42,693)	(42,693)

Balance, December 31, 2011	10,000,000	1,000	—	(48,150)	(47,150)

See Notes to Financial Statements

OZ SAFEROOMS TECHNOLOGIES, INC. (f/k/a APEX 1, INC.)
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS

		Period from	Period from
	Year	6/21/2010	6/21/2010
	Ended	(Inception) to	(Inception) to
	December 31,	December 31,	December 31,
	2011	2010	2011

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(42,693)	$(5,457)	$(48,150)
Adjustments to reconcile net loss from operations to net cash used in operating activities:

Cancellation of debt income	(3,457)	-	(3,457)

Changes in operating assets and liabilities:
Increase (decrease) in accrued expenses	(1,000)	1,000	-

Net cash used in operating activities	(47,150)	(4,457)	(51,607)

CASH FLOWS FROM INVESTING ACTIVITIES:

Net cash provided by investing activities	-	-	-

CASH FLOWS FROM FINANCING ACTIVITIES:

Common stock issued for services	-	1,000	1,000
Advances from related party	47,150	3,457	50,607

Net cash provided by financing activities	47,150	4,457	51,607

NET INCREASE IN CASH	-	-	-

CASH - beginning of period	-	-	-

CASH - end of period	$-	$-	$-

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for:

Interest	$-	$-	$-
Income taxes	$-	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Common stock issued to founder for services rendered	$-	$1,000	$1,000
Common stock issued for purchase of patents in stock	$-	$-	$-

See notes to financial statements

OZ SAFEROOMS TECHNOLOGIES, INC. (f/k/a APEX 1 Inc.)
(A Development Stage Company)
Notes to Financial Statements

NOTE 1.   ORGANIZATION AND DESCRIPTION OF BUSINESS

OZ Saferooms Technologies, Inc., (formerly known as APEX 1 Inc.), (the “Company”), was incorporated under the laws of the State of Delaware on June 21, 2010 and has been inactive since inception. The Company intends to serve as a vehicle to effect an asset acquisition, merger, exchange of capital stock or other business combination with a domestic or foreign business. On April 21, 2011, the Company underwent a change of ownership when OZ Saferooms Technologies, Inc. (an Oklahoma corporation), (OZ-OK), purchased 100% of the Company’s common stock from the Company’s then sole shareholder. Accordingly, the Company is a wholly owned subsidiary of OZ-OK. Subsequent to the acquisition of the Company’s common stock by OZ-OK, the Company changed its name to that of its new parent entity.

NOTE 2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation - Development Stage Company

The Company is a development stage company  as  defined by ASC  915-10, "DEVELOPMENT  STAGE ENTITIES." All losses accumulated since inception have been considered as part of the Company's development stage activities.

The Company has not earned any revenue from operations. Among the disclosures required are that the Company’s financial statements be identified as those of a development stage company, and that the statements of operations, stockholders’ equity and cash flows disclose activity since the date of the Company’s inception.

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

Income Taxes

Income taxes are accounted for under the asset and liability method as stipulated by ASC 740, "ACCOUNTING FOR INCOME TAXES".  Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit  carry  forwards.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  Under ASC 740, the effect on deferred tax assets and liabilities or a change in tax rate is recognized in income in the period that includes the enactment date. Deferred tax assets are reduced to estimated amounts to be realized by the use of the valuation allowance. A valuation allowance is applied when in  management's  view it is more  likely than not (50%) that such deferred tax will not be utilized.

The Company has adopted certain provisions under ASC 740, which provide interpretative guidance for the financial  statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Effective with the Company's adoption of these provisions, interest related to the unrecognized tax benefits is recognized  in the financial statements as a component of income taxes.

The adoption of ASC 740 did not have an impact on the Company's financial position and results of operations.

 In the unlikely event that an uncertain tax position exists in which the Company could incur income taxes, the Company would evaluate whether there is a probability that the uncertain tax position taken would be sustained upon  examination  by the taxing  authorities.  Reserve for  uncertain  tax positions  would then be recorded if the  Company  determined it is probable that a position would be sustained  upon  examination or if a payment would have  to be  made to a  taxing  authority  and  the  amount  is  reasonably estimable. As of December 31, 2011, the Company does not believe it has any uncertain tax positions that would result in the Company having a liability to the taxing authorities. The Company's tax returns are subject to examination by the federal and state tax authorities for the years ended December 31, 2011 and 2010.

Basic Earnings (Loss) per Share

The Company follows ASC 260-10, "EARNINGS PER SHARE" in  calculating  the basic and diluted loss per share. The Company computes basic loss per share by dividing net loss and net loss attributable to common shareholders by the weighted average number of common shares outstanding.  Diluted loss per share considers the effect of common equivalent shares.  There were no common share equivalents at December 30, 2011 and 2010.

Financial Instruments

The Company has adopted the provisions of ASC 820, "FAIR VALUE MEASUREMENTS AND DISCLOSURES", ASC 820 defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles and enhances disclosures about fair value measurements.

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.  Valuation techniques used to measure fair value, as required by ASC 820,  must  maximize the use of  observable inputs and minimize the use of unobservable inputs.

The  standard  describes a fair value  hierarchy  based on three  levels of inputs, of which the first two are  considered  observable and the last unobservable,  that  may be used  to  measure  fair  value.  The Company's assessment of the significance of a particular  input to the fair value measurements requires judgment,  and may affect the valuation of the assets and liabilities  being measured and their  placement  within the fair value hierarchy.

•

Level 1 - Quoted prices in active markets for  identical  assets or liabilities.

•

Level 2 -  Inputs  other  than  Level 1 that  are  observable,  either directly or  indirectly,  such as quoted prices for similar  assets or liabilities;  quoted  prices in markets that are not active;  or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

•

Level 3 -  Unobservable  inputs  that are  supported  by  little or no market  activity  and that are  significant  to the fair  value of the assets or liabilities.

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

The financial statements have been prepared on a going concern basis, and do not reflect any adjustments  related to the uncertainty  surrounding our recurring losses or accumulated deficit. The Company currently has no revenue source and is incurring losses.  These factors raise substantial  doubt about our ability to continue as a going concern.  Management plans to finance the Company's operations through the issuance of equity and debt securities.  However, management cannot provide any assurances that the Company will be successful in accomplishing any of its plans.

The ability of the Company to continue as a going concern is dependent upon its ability to successfully accomplish   the plans described in the preceding paragraph and eventually secure other sources of financing and attain profitable operations. The accompanying financial statements do not include any adjustments that might be necessary if the Company is  unable to continue as a going concern.

NOTE 4. RELATED PARTY TRANSACTIONS

An officer and director of the Company advanced the Company $3,457 during year 2010 and forgave the debt in year 2011, resulting in cancellation of debt income of $3,457 in 2011. On April 21, 2011, pursuant to a “Share Purchase Agreement”, OZ Saferooms Technologies, Inc., an Oklahoma corporation (OZ-OK), purchased 100% of the Company’s common stock. Accordingly, the Company is a wholly owned subsidiary of OZ-OK. OZ-OK advanced the Company $47,150 to pay for operational expenses, which is the balance owed by the Company to OZ-OK as of December 31, 2011.

NOTE 5.   SHAREHOLDER’S EQUITY

In year 2011, the Company amended its articles of incorporation to increase the number of authorized common shares to 250,000,000 from the previous amount of 100,000,000.

Upon the Company’s formation, the Board of Directors issued 10,000,000 shares of common stock for $1,000 in services to the founding shareholder of the Company.

The 2010 stockholders’ equity section of the Company contains the following classes of capital stock as of December 31, 2010.

Common stock, $ 0.0001 par value: 100,000,000 shares authorized; 10,000,000 shares issued and outstanding.

Preferred stock, $ 0.0001 par value: 5,000,000 shares authorized; but not issued and outstanding.

NOTE 6. INCOME TAXES

A reconciliation of the differences between the effective income tax rate and the statutory federal tax rate for the years ended  December 31, 2011 and 2010 are as follows:

	2011	2010
Tax benefit at U.S. statutory rate	34.00%	34.00%
State taxes, net of federal benefit	-	-
Change in valuation allowance	(34.00)	(34.00)
	- %	- %

The tax effect of  temporary  differences  that  give rise to  the deferred tax asset and liabilities at December 31, 2011 and 2010 consisted of the following:

	December 31, 2011	December 31, 2010
Deferred Tax Assets
Net Operating Loss Carryforward	$16,371	$1,855
Total Non-current Deferred Tax Asset	16,371	1,855

Non-current Deferred Tax Liabilities	-	-
Net Non-current Deferred Tax Asset	16,371	1,855

Asset Valuation Allowance	(16,371)	(1,855)
Total Net Deferred Tax Asset	$-	$-

As of December 31, 2011 and 2010, the Company had a net operating loss carry forward $48,150 and $5,457, respectively, for income tax reporting purposes that may be offset against future taxable income through 2031. Current tax laws limit the amount of loss available to be offset against future taxable income when a substantial change in ownership occurs. Therefore, the NOL amount available to offset future taxable income may be limited. No tax asset has been reported in the financial statements, because the Company believes there is a 50% or greater chance the carry forwards will expire unused.

Accordingly, the potential tax benefits of the loss carry-forwards are offset by a valuation allowance of the same amount.

NOTE 7. SUBSEQUENT EVENTS

Management has evaluated subsequent events up to and including April 14, 2012, which is the date the financial statements were available for issuance, and determined there are no subsequent event disclosures.