Form 10-Q
period 2012-06-30
Oz Saferooms Technologies, Inc.
filed 2012-08-20
CIK 1500861

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

 ☒

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:  As of August 19, 2012, the issuer had 10,000,000 shares of its common stock issued and outstanding.

PART I - FINANCIAL INFORMATION

Item 1.

Financial Statements.

OZ SAFEROOMS TECHNOLOGIES, INC. (f/k/a APEX 1, INC.)
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS

	June 30,	December 31,
	2012	2011
	(Unaudited)	(Audited)

ASSETS
Current Assets:
Cash	$-	$-

Total Current Assets	-	-

Total Assets	$-	$-

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities:
Accrued expenses	$-	$-
Due to related party	61,036	47,150
Total Current Liabilities	61,036	47,150

Total Liabilities	61,036	47,150

Stockholders' Deficit
Preferred stock, $0.0001 par value, 5,000,000 shares
authorized none issued and outstanding	$-	$-
Common stock, $0.0001 par value, 250,000,000 shares
authorized 10,000,000 issued and outstanding, respectively	1,000	1,000
Deficit accumulated during development stage	(62,036)	(48,150)

Total Stockholders' Deficit	(61,036)	(47,150)

Total Liabilities and Stockholders' Deficit	$-	$-

See notes to financial statements

OZ SAFEROOMS TECHNOLOGIES, INC. (f/k/a APEX 1, INC.) (A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2012 AND 2011 (Unaudited)
	3-Months Ended		6-Months Ended		Cumulative Since Inception to
	June 30 2012	June 30 2011	June 30 2012	June 30 2011	June 30 2012
Revenues	$-	$-	$-	$-	$-
Operating Expenses:
General & Administrative	2,061	-	2,136	-	9,336
Professional fees	11,750	-	11,750	-	50,700
Organization and related expenses	-	-	-	-	5,457
Total Operating Expenses	13,811	-	13,886	-	65,493
Loss from operations	(13,811)	-	(13,886)	-	(65,493)
Other Income – Cancellation of debt	-	-	-	-	3,457
Net loss	$(13,811)	$-	$(13,886)	$-	$(62,036)
Net Loss per share-Basic and diluted	$-	$-	$-	$-	$(0.01)
Weighted average shares outstanding ( basic and diluted)	10,000,000	10,000,000	10,000,000	10,000,000	10,000,000

See notes to financial statements.

OZ SAFEROOMS TECHNOLOGIES INC. (f/k/a APEX 1, INC.) (A DEVEOPMENT STAGE COMPANY) STATEMENTS OF CASH FLOWS FOR THE SIX MONTH PERIODS ENDED JUNE 30, 2012 AND 2011 (Unaudited)
	6-Months Ended	6-Months Ended	Cumulative Since Inception to
	June 30	June 30	June 30
	2012	2011	2012

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(13,886)	$-	$(62,036)
Adjustments to reconcile net loss from operations to net cash used in operating activities:
Cancellation of debt income	-	-	(3,457)
Common stock issued for service	-	-	1,000
Net cash used in operating activities	(13,886)	-	(64,493)

CASH FLOWS FROM INVESTING ACTIVITIES:

Net cash provided by investing activities	-	-	-

CASH FLOWS FROM FINANCING ACTIVITIES:

Advances from related party	13,886	-	64,493

Net cash provided by financing activities	13,886	-	64,493

NET INCREASE IN CASH	-	-	-

CASH - beginning of period	-	-	-

CASH - end of period	$-	$-	$-

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for:
Interest	$-	$-	$-
Income taxes	$-	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Common stock issued to founder for services rendered	$-	$-	$1,000

	See notes to financial statements

OZ Saferooms Technologies, Inc.
(Formerly Apex 1, Inc.)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
As of June 30, 2012
(UNAUDITED)

NOTE 1 -  INTERIM UNAUDITED FINANCIAL STATEMENTS

The balance sheet of OZ Saferooms Technologies, Inc. (the “Company”) as of June 30, 2012, and the statements of operations and cash flows for the three and six months then ended, have not been audited.  However, in the opinion of management, such information includes all adjustments (consisting only of normal recurring adjustments) which are necessary to properly reflect the financial position of the Company as of June 30, 2012, and the results of its operations and cash flows for the three and six months then ended.

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

The accompanying financial statements have been prepared in accordance with generally accepted accounting principles for financial information and have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission for smaller reporting companies. In the opinion of management, all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the results of operations for the period from June 21, 2010 (Inception) to June 30, 2012 have been reflected herein.

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

In the unlikely event that an uncertain tax position exists in which the Company could incur income taxes, the Company would evaluate whether there is a probability that the uncertain tax position taken would be sustained upon examination by the taxing authorities.  Reserve for uncertain tax positions would then be recorded if the Company determined it is probable that a position would be sustained upon examination or if a payment would have  to be  made to a  taxing  authority  and  the  amount  is  reasonably estimable. As of June 30, 2012, the Company does not believe it has any uncertain tax positions that would result in the Company having a liability to the taxing authorities.  The Company's tax returns are subject to examination by the regulatory tax authorities for the year ended December 31, 2011.

BASIC EARNINGS (LOSS) PER SHARE

The Company follows ASC 260-10, "EARNINGS PER SHARE" in calculating the basic and diluted loss per share. The Company computes basic loss per share by dividing net loss and net loss attributable to common shareholders by the weighted average number of common shares outstanding.  Diluted loss per share considers the effect of common equivalent shares.  There were no common share equivalents at June 30, 2012 and 2011.

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

NOTE 5 - RELATED PARTY TRANSACTIONS

On April 21, 2011, pursuant to a “Share Purchase Agreement”, OZ Saferooms Technologies, Inc., an Oklahoma corporation (OZ-OK), purchased 100% of the Company’s common stock. Accordingly, the Company is a wholly owned subsidiary of OZ-OK. OZ-OK advanced the Company $61,036 to pay for operational expenses, which is the balance owed by the Company to OZ-OK as of June 30, 2012.

NOTE 6 - SHAREHOLDER’S EQUITY

In year 2011, the Company amended its articles of incorporation to increase the number of authorized common shares to 250,000,000 from the previous amount of 100,000,000.

Upon the Company’s formation, the Board of Directors issued 10,000,000 shares of common stock for $1,000 in services to the founding shareholder of the Company.

The stockholders’ equity section of the Company’s balance sheet contains the following classes of capital stock as of June 30, 2012 and December 31, 2011.

Common stock, $ 0.0001 par value: 250,000,000 shares authorized; 10,000,000 shares issued and outstanding.

Preferred stock, $ 0.0001 par value: 5,000,000 shares authorized; but not issued and outstanding.

NOTE 7 – SUBSEQUENT EVENTS

Management has evaluated subsequent events up to and including August 19, 2012, which is the date the financial statements were available for issuance, and determined there are no subsequent event disclosures.

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

THE COMPANY'S FINANCIAL STATEMENTS AS OF JUNE 30, 2012 INCLUDES A "GOING CONCERN" DISCLOSURE NOTE THAT DESCRIBES SUBSTANTIAL DOUBT ABOUT THE COMPANY'S ABILITY TO CONTINUE AS A GOING CONCERN.

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

The Company desires to have its shares publicly traded. It is anticipated that any securities issued in any such business combination would be issued in compliance with a public offering upon registration of the securities or in reliance upon exemption from registration under applicable federal and state securities laws.  If such registration  occurs,  it  will  be undertaken  by the surviving entity after  the  Company  has  entered  into  an agreement for a business combination or has consummated a business combination. The issuance of additional securities and their potential sale into any trading market which  may  develop  in  the Company's securities may depress the market value of the Company's securities  in  the future if such a market develops, of which there is no assurance.

Any merger or acquisition effected by the Company can be expected to have a significant dilutive effect on the percentage of shares held by the Company's shareholders at such time.

RESULTS OF OPERATIONS

Comparison of the three and six months ended June 30, 2012 with the three and six months ended June 30, 2011:

Revenues – The Company did not recognize any revenue in the three and six months ended June 30, 2012 and 2011.

Operating Expenses – Operating expenses for the six and three months ended June 30, 2012 totaled $13,886 and $13,811, respectively, as compared to $-0- for the six and three months ended June 30, 2011, an increase of $13,866 and $13,811, respectively. The increase is attributable to (a) general and administrative expenses of $2,136 and $2,061, respectively, and (b) professional fees of $11,750 and $11,750, respectively, incurred in the six and three months ended June 30, 2012 that were not present during the six and three months ended June 30, 2011.

Loss From Operations and Net Loss – Loss from operations and net loss for the six and three months ended June 30, 2012 was $13,886 and $13,811, respectively, as compared to a $-0- loss for the six and three months ended June 30, 2011, an increase of $13,886 and $13,811, respectively. The increase in loss from operations and net loss is attributable to (a) general and administrative expenses of $2,136 and $2,061, respectively, and (b) professional fees of $11,750 and $11,750, respectively,  incurred in the six and three months ended June 30, 2012 that were not present in the six and three months ended June 30, 2011.

Liquidity and Capital Resources – As of June 30, 2012 and December 31, 2011, the Company had no assets and had current liabilities of $61,036 and $47,150, respectively. As of June 30, 2012 and December 31, 2011, the aforementioned current liabilities consisted of funds advanced to the Company by its parent to fund operating expenses. As of June 30, 2012 and December 31, 2011, the Company had a working capital deficit of $61,036 and $47,150, respectively. Net cash used in operating activities was $13,886 and $13,811, respectively, for the six and three months ended June 30, 2012, compared to $-0- for the six and three months ended June 30, 2011. This $13,886 and $13,811 increase, respectively, in cash used in operating activities is attributable to (a) general and administrative expenses of $2,136 and $2,061, respectively, and (b) professional fees of $11,750 and $11,750, respectively, paid in the six and three months ended June 30, 2012 which were not present in the six and three months ended June 30, 2011. The Company did not have any investing activities in the six and three months ended June 30, 2012 and 2011. The Company’s net cash provided by financing activities was $13,886 and $13,811 for the six and three months ended June 30, 2012 and $-0- for the six and three months ended June 30, 2011. The aforementioned $13,886 and $13,811 of funds was provided by the Company’s parent in the six and three months, respectively, ended June 30, 2012.

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

Changes in internal controls

Our management, with the participation our Chief Executive Officer and Chief Financial Officer, performed an evaluation to determine whether any change in our internal controls over financial reporting occurred during the six month period ended June 30, 2012.  Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that no change occurred in the Company's internal controls over financial reporting during the six months ended June 30, 2012 that has materially affected, or is reasonably likely to materially affect, the Company's internal controls over financial reporting.

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

Item 4.

Mining Safety Disclosures.

None.

Item 5.

Other Information.

None.

Item 6.

Exhibits.

Incorporated by reference
Exhibit	Exhibit Description	Filed herewith	Form	Period ending	Exhibit	Filing date
3.1	Certificate of Incorporation		10		3.1	9/8/2010
3.2	By-Laws		10		3.2	9/8/2010
3.3	Certificate of Amendment of Certificate of Incorporation		8-K		3.3	5/31/2011
4.1	Specimen Stock Certificate		10		4.1	9/8/2010
31	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
32	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
101.INS*	XBRL Instance Document	X
101.SCH*	XBRL Taxonomy Extension Schema Document	X
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document	X
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document	X
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document	X
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Definition	X

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

Dated: August 19, 2012

By: /s/ Andrew J. Zagorski Andrew J. Zagorski, Chief Executive Officer (Principal Executive Officer) and Chairman of the Board of Directors