Form 10-Q
period 2012-09-30
Oz Saferooms Technologies, Inc.
filed 2012-11-19
CIK 1500861

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

 ☒

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:  As of November 17, 2012, the issuer had 10,000,000 shares of its common stock issued and outstanding.

PART I - FINANCIAL INFORMATION

Item 1.

Financial Statements.

OZ SAFEROOMS TECHNOLOGIES, INC. (f/k/a APEX 1, INC.)
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS

	September 30,	December 31,
	2012	2011
	(Unaudited)	(Audited)

ASSETS
Current Assets:
Cash	$-	$-

Total Current Assets	-	-

Total Assets	$-	$-

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities:
Accrued expenses	$-	$-
Due to related party	64,508	47,150
Total Current Liabilities	64,508	47,150

Total Liabilities	64,508	47,150

Stockholders' Deficit
Preferred stock, $0.0001 par value, 5,000,000 shares
authorized none issued and outstanding	$-	$-
Common stock, $0.0001 par value, 250,000,000 shares
authorized 10,000,000 issued and outstanding, respectively	1,000	1,000
Deficit accumulated during development stage	(65,508)	(48,150)

Total Stockholders' Deficit	(64,508)	(47,150)

Total Liabilities and Stockholders' Deficit	$-	$-

See notes to financial statements

OZ SAFEROOMS TECHNOLOGIES, INC. (f/k/a APEX 1, INC.) (A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2012 AND 2011 (Unaudited)
	3-Months Ended		9-Months Ended		Cumulative Since Inception to
	September 30 2012	September 30 2011	September 30 2012	September 30 2011	September 30 2012
Revenues	$-	$-	$-	$-	$-
Operating Expenses:
General & Administrative	972	-	3,108	-	10,308
Professional fees	2,500	-	14,250	-	53,200
Organization and related expenses	-	-	-	-	5,457
Total Operating Expenses	3,472	-	17,358	-	68,965
Loss from operations	(3,472)	-	(17,358)	-	(68,965)
Other Income – Cancellation of debt	-	-	-	-	3,457
Net loss	$(3,472)	$-	$(17,358)	$-	$(65,508)
Net Loss per share-Basic and diluted	$-	$-	$-	$-	$(0.01)
Weighted average shares outstanding ( basic and diluted)	10,000,000	10,000,000	10,000,000	10,000,000	10,000,000

See notes to financial statements.

OZ SAFEROOMS TECHNOLOGIES INC. (f/k/a APEX 1, INC.) (A DEVEOPMENT STAGE COMPANY) STATEMENTS OF CASH FLOWS FOR THE SIX MONTH PERIODS ENDED SEPTEMBER 30, 2012 AND 2011 (Unaudited)
	9-Months Ended	9-Months Ended	Cumulative Since Inception to
	September 30	September 30	September 30
	2012	2011	2012

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(17,358)	$-	$(65,508)
Adjustments to reconcile net loss from operations to net cash used in operating activities:
Cancellation of debt income	-	-	(3,457)
Common stock issued for service	-	-	1,000
Net cash used in operating activities	(17,358)	-	(67,965)

CASH FLOWS FROM INVESTING ACTIVITIES:

Net cash provided by investing activities	-	-	-

CASH FLOWS FROM FINANCING ACTIVITIES:

Advances from related party	17,358	-	67,965

Net cash provided by financing activities	17,358	-	67,965

NET INCREASE IN CASH	-	-	-

CASH - beginning of period	-	-	-

CASH - end of period	$-	$-	$-

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for:
Interest	$-	$-	$-
Income taxes	$-	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Common stock issued to founder for services rendered	$-	$-	$1,000

	See notes to financial statements

OZ Saferooms Technologies, Inc.
(Formerly Apex 1, Inc.)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
As of September 30, 2012
(UNAUDITED)

NOTE 1 -  INTERIM UNAUDITED FINANCIAL STATEMENTS

The balance sheet of OZ Saferooms Technologies, Inc. (the “Company”) as of September 30, 2012, and the statements of operations and cash flows for the three and nine months then ended, have not been audited.  However, in the opinion of management, such information includes all adjustments (consisting only of normal recurring adjustments) which are necessary to properly reflect the financial position of the Company as of September 30, 2012, and the results of its operations and cash flows for the three and nine months then ended.

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

The accompanying financial statements have been prepared in accordance with generally accepted accounting principles for financial information and have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission for smaller reporting companies. In the opinion of management, all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the results of operations for the period from June 21, 2010 (Inception) to September 30, 2012 have been reflected herein.

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

In the unlikely event that an uncertain tax position exists in which the Company could incur income taxes, the Company would evaluate whether there is a probability that the uncertain tax position taken would be sustained upon examination by the taxing authorities.  Reserve for uncertain tax positions would then be recorded if the Company determined it is probable that a position would be sustained upon examination or if a payment would have  to be  made to a  taxing  authority  and  the  amount  is  reasonably estimable. As of September 30, 2012, the Company does not believe it has any uncertain tax positions that would result in the Company having a liability to the taxing authorities.  The Company's tax returns are subject to examination by the regulatory tax authorities for the year ended December 31, 2011.

BASIC EARNINGS (LOSS) PER SHARE

The Company follows ASC 260-10, "EARNINGS PER SHARE" in calculating the basic and diluted loss per share. The Company computes basic loss per share by dividing net loss and net loss attributable to common shareholders by the weighted average number of common shares outstanding.  Diluted loss per share considers the effect of common equivalent shares.  There were no common share equivalents at September 30, 2012 and 2011.

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

NOTE 5 - RELATED PARTY TRANSACTIONS

On April 21, 2011, pursuant to a “Share Purchase Agreement”, OZ Saferooms Technologies, Inc., an Oklahoma corporation (OZ-OK), purchased 100% of the Company’s common stock. Accordingly, the Company is a wholly owned subsidiary of OZ-OK. OZ-OK advanced the Company $64,508 to pay for operational expenses, which is the balance owed by the Company to OZ-OK as of September 30, 2012.

NOTE 6 - SHAREHOLDER’S EQUITY

In year 2011, the Company amended its articles of incorporation to increase the number of authorized common shares to 250,000,000 from the previous amount of 100,000,000.

Upon the Company’s formation, the Board of Directors issued 10,000,000 shares of common stock for $1,000 in services to the founding shareholder of the Company.

The stockholders’ equity section of the Company’s balance sheet contains the following classes of capital stock as of September 30, 2012 and December 31, 2011.

Common stock, $ 0.0001 par value: 250,000,000 shares authorized; 10,000,000 shares issued and outstanding.

Preferred stock, $ 0.0001 par value: 5,000,000 shares authorized; but not issued and outstanding.

NOTE 7 – SUBSEQUENT EVENTS

Management has evaluated subsequent events up to and including November 17, 2012, which is the date the financial statements were available for issuance, and determined there are no subsequent event disclosures.

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

THE COMPANY'S FINANCIAL STATEMENTS AS OF SEPTEMBER 30, 2012 INCLUDES A "GOING CONCERN" DISCLOSURE NOTE THAT DESCRIBES SUBSTANTIAL DOUBT ABOUT THE COMPANY'S ABILITY TO CONTINUE AS A GOING CONCERN.

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

RESULTS OF OPERATIONS

Comparison of the three and nine months ended September 30, 2012 with the three and nine months ended September 30, 2011:

Revenues – The Company did not recognize any revenue in the three and nine months ended September 30, 2012 and 2011.

Operating Expenses – Operating expenses for the nine and three months ended September 30, 2012 totaled $17,358 and $3,472, respectively, as compared to $-0- for the nine and three months ended September 30, 2011, an increase of $17,358 and $3,472, respectively. The increase is attributable to (a) general and administrative expenses of $3,108 and $972, respectively, and (b) professional fees of $14,250 and $2,500, respectively, incurred in the nine and three months ended September 30, 2012 that were not present during the nine and three months ended September 30, 2011.

Loss From Operations and Net Loss – Loss from operations and net loss for the nine and three months ended September 30, 2012 was $17,358 and $3,472, respectively, as compared to a $-0- loss for the nine and three months ended September 30, 2011, an increase of $17,358 and $3,472, respectively. The increase in loss from operations and net loss is attributable to (a) general and administrative expenses of $3,108 and $972, respectively, and (b) professional fees of $14,250 and $2,500, respectively,  incurred in the nine and three months ended September 30, 2012 that were not present in the nine and three months ended September 30, 2011.

Liquidity and Capital Resources – As of September 30, 2012 and December 31, 2011, the Company had no assets and had current liabilities of $64,508 and $47,150, respectively. As of September 30, 2012 and December 31, 2011, the aforementioned current liabilities consisted of funds advanced to the Company by its parent to fund operating expenses. As of September 30, 2012 and December 31, 2011, the Company had a working capital deficit of $64,508 and $47,150, respectively. Net cash used in operating activities was $17,358 and $3,472, respectively, for the nine and three months ended September 30, 2012, compared to $-0- for the nine and three months ended September 30, 2011. This $17,358 and $3,472 increase, respectively, in cash used in operating activities is attributable to (a) general and administrative expenses of $3,108 and $972, respectively, and (b) professional fees of $14,250 and $2,500, respectively, paid in the nine and three months ended September 30, 2012 which were not present in the nine and three months ended September 30, 2011. The Company did not have any investing activities in the nine and three months ended September 30, 2012 and 2011. The Company’s net cash provided by financing activities was $17,358 and $3,472 for the nine and three months ended September 30, 2012 and $-0- for the nine and three months ended September 30, 2011. The aforementioned $17,358 and $3,472 of funds was provided by the Company’s parent in the nine and three months, respectively, ended September 30, 2012.

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

In designing and evaluating disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable, not absolute assurance of achieving the desired objectives. Also, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. The design of any system of controls is based, in part, upon certain assumptions about the likelihood of future events and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.  As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of management, including our chief executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, management concluded that our disclosure controls and procedures are effective as of September 30, 2012 to cause the information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods prescribed by SEC, and that such information is accumulated and communicated to management, including our chief executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in internal controls

Our management, with the participation our Chief Executive Officer and Chief Financial Officer, performed an evaluation to determine whether any change in our internal controls over financial reporting occurred during the nine month period ended September 30, 2012.  Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that no change occurred in the Company's internal controls over financial reporting during the nine months ended September 30, 2012 that has materially affected, or is reasonably likely to materially affect, the Company's internal controls over financial reporting.

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

Dated: November 19, 2012

By: /s/ Andrew J. Zagorski Andrew J. Zagorski, Chief Executive Officer (Principal Executive Officer) and Chairman of the Board of Directors