Form 10-K
period 2012-12-31
Oz Saferooms Technologies, Inc.
filed 2013-05-08
CIK 1500861

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

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

The aggregate market value of the common stock held by non-affiliates of the issuer was $0.00 on December 31, 2012.

APPLICABLE ONLY TO CORPORATE REGISTRANTS

As of April 20, 2013, there were 10,000,000 shares of common stock, par value $.0001, outstanding.

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

Our CEO and Director also owns the majority of our issued and outstanding common stock because he is the majority shareholder of OZ-OK.. Accordingly, this concentration of ownership by itself may have the effect of impeding a merger, consolidation, takeover or other business consolidation, or discouraging a potential acquirer from making a tender offer for the common stock.

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

Item 4. Submission of Matters to Vote of Security Holders.

For the period from the inception of the Company on June 21, 2010 to December 31, 2012 there have been no matters submitted to the vote of the security holders.

PART II

Item 5. Market for Common Equity, Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities.

Common Stock

Our Amended Certificate of Incorporation authorizes the issuance of up to 250,000,000 shares of common stock, par value $.0001 per share (the “Common Stock”). The Common Stock is not listed on a publicly-traded market. As of April 18, 2013, there was one holder of record of the Common Stock, OZ-OK, which is the parent of the Company.

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

THE INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM'S REPORT ON THE COMPANY'S FINANCIAL STATEMENTS AS OF DECEMBER 31, 2012 INCLUDES A "GOING CONCERN" EXPLANATORY PARAGRAPH THAT DESCRIBES SUBSTANTIAL DOUBT ABOUT THE COMPANY'S ABILITY TO CONTINUE AS A GOING CONCERN.

RESULTS OF OPERATIONS

Comparison of the year ended December 31, 2012 with the year ended December 31, 2011:

Revenues – The Company did not recognize any revenue in years 2012 and 2011.

Operating Expenses – Operating expenses for the year ended December 31, 2012 totaled $26,387 as compared to $46,150 for the period ended December 31, 2011, a decrease of $19,763 or 42.8%. The decrease is primarily attributable to legal fees of $37,000 incurred in 2011 that were not present during the year ended December 31, 2012 and to auditor fees of $16,700 in 2012 versus $1,950 in 2011.

Other Income – The Company had cancellation of debt income in 2011 of $3,457 attributable to a debt owed to the Company’s sole year 2010 shareholder which was forgiven. The Company did not have any other income in 2012.

Loss From Operations and Net Loss – Loss from operations for the year ended December 31, 2012 was $26,387 as compared to a loss from operations of $46,150 for the period ended December 31, 2011, a decrease of $19,763 or 42.8%. Net loss for the year ended December 31, 2012 was $26,387 as compared to a net loss of $42,693 for the period ended December 31, 2011, a decrease of $16,306 or 38.2%. The decrease in loss from operations and net loss is primarily attributable to $37,000 of legal fees incurred in 2011 that were not present in 2012 and to auditor fees of $16,700 in 2012 versus $1,950 in 2011.

Liquidity and Capital Resources – As of December 31, 2012 and 2011, the Company had no assets and had current liabilities of $73,537 and $47,150, respectively. As of December 31, 2012, current liabilities consisted of $68,037 advanced to the Company by its parent to fund operating expenses and $5,500 of accrued accounting fees. As of December 31, 2011, the $47,150 liability consisted of funds advanced to the Company by its parent to fund operating expenses. As of December 31, 2012 and 2011, the Company had a working capital deficit of $73,537 and $47,150, respectively. Net cash used in operating activities was $20,887 for the year ended December 31, 2012, compared to $47,150 for the period ended December 31, 2011. This $26,263 decrease in cash used in operating activities is primarily related to the $37,000 of legal fees paid in 2011 which was not present in 2012 and auditor fees of $16,700 paid in 2012 versus $1,950 in 2011. The Company did not have any investing activities in years 2012 and 2011. The Company’s net cash provided by financing activities was $20,887 for the year ended December 31, 2012 and $47,150 for the year ended December 31, 2011. The funds were provided by the Company’s parent in 2012 and 2011.

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

Changes in Internal Controls over Financial Reporting

There have been no significant changes to the Company’s internal controls over financial reporting that occurred during our last fiscal quarter of the year ended December 31, 2012, that materially affected, or were reasonably likely to materially affect, our internal controls over financial reporting.

Item 9B. Other Information.

Not applicable.

PART III

Item 10. Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act.

(a) Identification of Directors and Officers.

A. Identification of Directors and Officers. The current officers and directors will serve for one year or until their respective successors are elected and qualified. They are:

Name	Age	Position(s)

Andrew J. Zagorski	61	Chairman of the Board of Directors, Chief Executive Officer, President, Secretary and Treasurer

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

Based solely on the Company’s review of the copies of the forms received by it during the fiscal year ended December 31, 2012 and written representations that no other reports were required, the Company believes that believes that no person who, at any time during such fiscal year, was a director, officer or beneficial owner of more than 10% of the Company’s common stock failed to comply with all Section 16(a) filing requirements during such fiscal years.

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

The following table sets forth, as of April 20, 2013, the number of shares of Common Stock owned of record and beneficially by executive officers, directors and persons who hold 5% or more of the outstanding Common Stock of the Company. Also included are the shares held by all executive officers and directors as a group.

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

Item 14. Principal Accounting Fees and Services.

DeLeon and Company, P.A. (“DELEON”) was the Company’s independent registered public accounting firm during 2012 and audited the 2011 financial statements. Stan J.H. Lee, CPA (“SJHL”) was the Company’s independent registered public accounting firm that reviewed the Company’s financial statements during the three quarters ended September 30, 2011.

Audit Fees

The firm of SJHL acted as our principal accountant during the three quarters ended September 30, 2011. The Company paid SJHL $1,950 in 2011 for the reviews of the quarterly financial statements and $750 in 2012. The Company’s successor auditor, De Leon and Company, P.A., charged the Company $8,500 for the 2011 audit which was paid in 2012 and the Company paid $7,500 in 2012 for the reviews of the Company’s financial statements for the three quarters ended September 30, 2012.

Tax Fees

There were no fees billed by SJHL or DELEON for professional services for tax compliance, tax advice, and tax planning for the fiscal year ended December 31, 2012.

All Other Fees

There were no fees billed by SJHL or DELEON for other products and services for the fiscal year ended December 31, 2012.

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

OZ SAFEROOMS TECHNOLOGIES, INC.

Dated: May 9, 2013	By:	/s/ Andrew Zagorski
Andrew Zagorski
President and Director
Principal Executive Officer
Principal Financial Officer

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

	Title	Date
/s/ Andrew Zagorski
Andrew Zagorski	President, Secretary, Chief	May 9, 2013
Financial Officer and Sole Director

OZ SAFEROOMS TECHNOLOGIES, INC.
(A Development Stage Company)

FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2012 AND 2011
AND FOR THE YEARS ENDED DECEMBER 31, 2012 AND 2011 AND FOR THE PERIOD FROM JUNE 21, 2010
(DATE OF INCEPTION) TO DECEMBER 31, 2012

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders’ of
OZ Saferooms Technologies, Inc.

We have audited the accompanying balance sheet of OZ Saferooms Technologies, Inc. (a development stage company) as of December 31, 2012 and 2011, and the related statements of operations, stockholders’ equity, and cash flows for the two years then ended and for the period from June 21, 2010 (inception) to December 31, 2012. OZ Saferooms Technologies, Inc.’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of OZ Saferooms Technologies, Inc. (a development stage company) as of December 31, 2012 and 2011, and the results of its operations and its cash flows for the years ended December 31, 2012 and 2011 and for the period from June 21, 2010 (inception) to December 31, 2012 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has suffered recurring losses from operations, net capital deficiencies, and negative cash flows from operations that raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

De Leon & Company, P.A.

Pembroke Pines, Florida

April 29, 2013

OZ SAFEROOMS TECHNOLOGIES, INC. (f/k/a APEX 1, INC.)
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS

	December 31, 2012	December 31, 2011

ASSETS
Current Assets:
Cash	$-	$-

Total Current Assets	-	-

Total Assets	$-	$-

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities:
Accrued expenses	$5,500	$-
Due to related party	68,037	47,150
Total Current Liabilities	73,537	47,150

Total Liabilities	73,537	47,150

Stockholders' Deficit
Preferred stock, $0.0001 par value, 5,000,000 shares authorized
none issued and outstanding	$-	$-
Common stock, $0.0001 par value, 250,000,000 shares authorized in 2011 and 100,000,000 shares authorized in 2010;
10,000,000 shares issued and outstanding	1,000	1,000
Deficit accumulated during development stage	(74,537)	(48,150)

Total Stockholders' Deficit	(73,537)	(47,150)

Total Liabilities and Stockholders' Deficit	$-	$-

See notes to financial statements

OZ SAFEROOMS TECHNOLOGIES, INC. (f/k/a APEX 1, INC.)
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS
	For The Year Ended	For the Year Ended	From June 21, 2010 (inception) to
	12/31/2012	12/31/2011	12/31/2012

Revenues	$-	$-	$-

Operating Expenses
General & Administrative	4,137	7,200	11,333
Professional fees	22,250	38,950	61,200
Organization and related fees	-	-	5,457

Total Operating Expenses	26,387	46,150	77,990

Loss from operations	(26,387)	(46,150)	(77,990)

Other Income - Cancellation of debt	-	3,457	3,457

Net Loss	$(26,387)	$(42,693)	$(74,533)

Net Loss per share - Basic and diluted	$-	$-	$(0.01)

Weighted Average Shares Outstanding
- Basic and diluted	10,000,000	10,000,000	10,000,000

See notes to financial statements

OZ SAFEROOMS TECHNOLOGIES, INC. (f/k/a APEX 1 INC.)
(A Development Stage Company)
Statement of Changes in Stockholders’ Equity (Deficit)
From June 21, 2010 (inception) through December 31, 2012

	Common Stock	Common Stock Amount	Additional Paid-in Capital		Deficit Accumulated During Development Stage	Total
June 21, 2010 (inception) Shares issued for services at $.0001 per share	10,000,000	1,000	-		-	1,000

Net loss, December 31, 2010	-	-	-		(5,457)	(5,457)

Balance, December 31, 2010	10,000,000	1,000	-		(5,457)	(5,457)

Net loss, December 31, 2011	-	-		-	(42,693)	(42,693)

Balance, December 31, 2011	10,000,000	1,000	-		(48,150)	(47,150)

Net loss, December 31, 2012	-	-		-	(26,387)	(26,387)

Balance, December 31, 2012	10,000,000	1,000	-		(74,537)	(73,537)

See notes to financial statements

OZ SAFEROOMS TECHNOLOGIES, INC. (f/k/a APEX 1, INC.)
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS

			Period from
	Year	Year	6/21/2010
	Ended	Ended	(Inception) to
	December 31,	December 31,	December 31,
	2012	2011	2012

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(26,387)	$(42,693)	$(74,487)
Adjustments to reconcile net loss from operations to net cash used in operating activities:

Cancellation of debt income	-	(3,457)	(3,457)

Changes in operating assets and liabilities:
Increase (decrease) in accrued expenses	5,500	(1,000)	5,500

Net cash used in operating activities	(20,887)	(47,150)	(72,444)

CASH FLOWS FROM INVESTING ACTIVITIES:

Net cash provided by investing activities	-	-	-

CASH FLOWS FROM FINANCING ACTIVITIES:

Common stock issued for services	-	-	1,000
Advances from related party	20,887	47,150	71,444

Net cash provided by financing activities	20,887	47,150	72,444

NET INCREASE IN CASH	-	-	-

CASH - beginning of period	-	-	-

CASH - end of period	$-	$-	$-

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid for:
Interest	$-	$-	$-
Income taxes	$-	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Common stock issued to founder for services rendered	$-	$1,000	$1,000
Common stock issued for purchase of patents in stock	$-	$-	$-

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

In the unlikely event that an uncertain tax position exists in which the Company could incur income taxes, the Company would evaluate whether there is a probability that the uncertain tax position taken would be sustained upon examination by the taxing authorities. Reserve for uncertain tax positions would then be recorded if the Company determined it is probable that a position would be sustained upon examination or if a payment would have to be made to a taxing authority and the amount is reasonably estimable. As of December 31, 2012, the Company does not believe it has any uncertain tax positions that would result in the Company having a liability to the taxing authorities. The Company's tax returns are subject to examination by the federal and state tax authorities for the years ended December 31, 2012, 2011 and 2010.

Basic Earnings (Loss) per Share

The Company follows ASC 260-10, "EARNINGS PER SHARE" in calculating the basic and diluted loss per share. The Company computes basic loss per share by dividing net loss and net loss attributable to common shareholders by the weighted average number of common shares outstanding. Diluted loss per share considers the effect of common equivalent shares. There were no common share equivalents at December 30, 2012 and 2011.

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

NOTE 4. RELATED PARTY TRANSACTIONS

An officer and director of the Company advanced the Company $3,457 during year 2010 and forgave the debt in year 2011, resulting in cancellation of debt income of $3,457 in 2011. On April 21, 2011, pursuant to a “Share Purchase Agreement”, OZ Saferooms Technologies, Inc., an Oklahoma corporation (OZ-OK), purchased 100% of the Company’s common stock. Accordingly, the Company is a wholly owned subsidiary of OZ-OK. As of December 31, 2012 and 2011, OZ-OK advanced the Company $68,037 and $47,150, respectively, to pay for operational expenses.

NOTE 5.   SHAREHOLDER’S EQUITY

In year 2011, the Company amended its articles of incorporation to increase the number of authorized common shares to 250,000,000 from the previous amount of 100,000,000.

Upon the Company’s formation, the Board of Directors issued 10,000,000 shares of common stock for $1,000 in services to the founding shareholder of the Company.

The 2012 stockholders’ equity section of the Company contains the following classes of capital stock as of December 31, 2012.

Common stock, $ 0.0001 par value: 250,000,000 shares authorized; 10,000,000 shares issued and outstanding.

Preferred stock, $ 0.0001 par value: 5,000,000 shares authorized; but not issued and outstanding.

NOTE 6 . INCOME TAXES

A reconciliation of the differences between the effective income tax rate and the statutory federal tax rate for the years ended December 31, 2012 and 2011 are as follows:

	2012	2011
Tax benefit at U.S. statutory rate	34.00%	34.00%
State taxes, net of federal benefit	-	-
Change in valuation allowance	(34.00)	(34.00)
	- %	- %

The tax effect of temporary differences that give rise to the deferred tax asset and liabilities at December 31, 2012 and 2011 consisted of the following:

	December 31, 2012	December 31, 2011
Deferred Tax Assets
Net Operating Loss Carryforward	$25,343	$16,371
Total Non-current Deferred Tax Asset		16,371

Non-current Deferred Tax Liabilities	-	-
Net Non-current Deferred Tax Asset		16,371

Asset Valuation Allowance	(25,343)	(16,371)
Total Net Deferred Tax Asset	$-	$-

As of December 31, 2012 and 2011, the Company had a net operating loss carry forward $74,537 and $48,150, respectively, for income tax reporting purposes that may be offset against future taxable income through 2032. Current tax laws limit the amount of loss available to be offset against future taxable income when a substantial change in ownership occurs. Therefore, the NOL amount available to offset future taxable income may be limited. No tax asset has been reported in the financial statements, because the Company believes there is a 50% or greater chance the carry forwards will expire unused.

Accordingly, the potential tax benefits of the loss carry-forwards are offset by a valuation allowance of the same amount.

NOTE 7 – SUBSEQUENT EVENTS

Management has evaluated subsequent events up to and including April 20, 2013, which is the date the financial statements were available for issuance, and determined there are no subsequent event disclosures.

