Form 10-Q
period 2013-03-31
Oz Saferooms Technologies, Inc.
filed 2013-05-20
CIK 1500861

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2013
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

1

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of May 18, 2013, the issuer had 10,000,000 shares of its common stock issued and outstanding.

2

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

OZ SAFEROOMS TECHNOLOGIES, INC. (f/k/a APEX 1, INC.)
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS

	March 31,	December 31,
	2013	2012
	(Unaudited)	(Audited)

ASSETS
Current Assets:
Cash	$-	$-

Total Current Assets	-	-

Total Assets	$-	$-

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities:
Accrued expenses	$-	$5,500
Due to related party	73,537	68,037
Total Current Liabilities	73,537	73,537

Total Liabilities	73,537	73,537

Stockholders' Deficit
Preferred stock, $0.0001 par value, 5,000,000 shares
authorized none issued and outstanding	$-	$-
Common stock, $0.0001 par value, 250,000,000 shares
authorized 10,000,000 issued and outstanding, respectively	1,000	1,000
Deficit accumulated during development stage	(74,537)	(74,537)

Total Stockholders' Deficit	(73,537)	(73,537)

Total Liabilities and Stockholders' Deficit	$-	$-

See notes to financial statements

OZ SAFEROOMS TECHNOLOGIES, INC. (f/k/a APEX 1, INC.) (A DEVELOPMENT STAGE COMPANY) STATEMENTS OF OPERATIONS FOR THE THREE MONTH PERIOD ENDED MARCH 31, 2013 (Unaudited)
	For the Three	For the Three	From June 21, 2010 (inception) to
	Month Period Ended	Month Period Ended
	March 31, 2013	March 31, 2012	March 31, 2013

Revenues	$-	$-	$-

Operating Expenses
General & Administrative	-	75	11,337
Professional fees	-	-	61,200
Organization and related expenses	-	-	5,457

Total Operating Expenses	-	75	77,994

Loss from operations	-	(75)	(77,994)

Other Income - Cancellation of debt	-	-	3,457

Net Loss	$-	$(75)	$(74,537)

Net Loss per share - Basic and diluted	$-	$-	$(0.01)

Weighted Average Shares Outstanding
- Basic and diluted	10,000,000	10,000,000	10,000,000

See notes to financial statements

OZ SAFEROOMS TECHNOLOGIES, INC. (f/k/a APEX 1, INC.) (A DEVELOPMENT STAGE COMPANY) STATEMENTS OF CASH FLOWS FOR THE THREE MONTH PERIOD ENDED MARCH 31, 2013 (Unaudited)

	For the Three	For the Three	For the Period from
	Month Period	Month Period	June 21, 2010
	Ended	Ended	(Inception)
	March 31,	March 31,	to March 31,
	2013	2012	2013

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$-	$(75)	$(74,537)
Adjustments to reconcile net loss from operations to net cash used in operating activities:
Cancellation of debt income	-	-	3,457
Common stock issued for service	-	-	1,000
Net cash used in operating activities	-	-	70,080

CASH FLOWS FROM INVESTING ACTIVITIES:

Net cash provided by investing activities	-	-	-

CASH FLOWS FROM FINANCING ACTIVITIES:

Advances from related party	-	75	70,080

Net cash provided by financing activities	-	75	70,080

NET INCREASE IN CASH	-	-	-

CASH - beginning of period	-	-	-

CASH - end of period	$-	$-	$-

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for:
Interest	$-	$-	$-
Income taxes	$-	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES:
6

Common stock issued to founder for services rendered	$-	$-	$-
Common stock issued for purchase of patents in stock	$-	$-	$-

See notes to financial statements

OZ SAFEROOMS TECHNOLGIES, INC.
(Formerly Apex 1, Inc.)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
AS OF March 31, 2013
(UNAUDITED)

NOTE 1 -  INTERIM UNAUDITED FINANCIAL STATEMENTS

The balance sheet of OZ Saferooms Technologies, Inc. (the “Company”) as of March 31, 2013, and the statements of operations and cash flows for the three months then ended, have not been audited.  However, in the opinion of management, such information includes all adjustments (consisting only of normal recurring adjustments) which are necessary to properly reflect the financial position of the Company as of March 31, 2013, and the results of its operations and cash flows for the three months then ended.

Certain information and notes normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted, although management believes that the disclosures are adequate to make the information presented not misleading.  Interim period results are not necessarily indicative of the results to be achieved for an entire year.  These financial statements should be read in conjunction with the financial statements and notes to financial statements included in the Company’s financial statements as filed on Form 10-K for the fiscal year ended December 31, 2012.

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

The accompanying financial statements have been prepared in accordance with generally accepted accounting principles for financial information and have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission for smaller reporting companies. In the opinion of management, all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the results of operations for the period from June 21, 2010 (Inception) to March 31, 2013 have been reflected herein.

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

In the unlikely event that an uncertain tax position exists in which the Company could incur income taxes, the Company would evaluate whether there is a probability that the uncertain tax position taken would be sustained upon examination by the taxing authorities. Reserve for uncertain tax positions would then be recorded if the Company determined it is probable that a position would be sustained upon examination or if a payment would have to be made to a taxing authority and the amount is reasonably estimable. As of March 31, 2013, the Company does not believe it has any uncertain tax positions that would result in the Company having a liability to the taxing authorities. The Company's tax returns are subject to examination by the regulatory tax authorities for the years ended December 31, 2012, 2011 and 2010.

BASIC EARNINGS (LOSS) PER SHARE

The Company follows ASC 260-10, "EARNINGS PER SHARE" in calculating the basic and diluted loss per share. The Company computes basic loss per share by dividing net loss and net loss attributable to common shareholders by the weighted average number of common shares outstanding. Diluted loss per share considers the effect of common equivalent shares. There were no common share equivalents at March 31, 2013 and 2012.

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

NOTE 5 - RELATED PARTY TRANSACTIONS

On April 21, 2011, pursuant to a “Share Purchase Agreement”, OZ Saferooms Technologies, Inc., an Oklahoma corporation (OZ-OK), purchased 100% of the Company’s common stock. Accordingly, the Company is a wholly owned subsidiary of OZ-OK. OZ-OK advanced the Company $73,537 to pay for operational expenses, which is the balance owed by the Company to OZ-OK as of March 31, 2013.

NOTE 6 - SHAREHOLDER’S EQUITY

In year 2011, the Company amended its articles of incorporation to increase the number of authorized common shares to 250,000,000 from the previous amount of 100,000,000.

Upon the Company’s formation, the Board of Directors issued 10,000,000 shares of common stock for $1,000 in services to the founding shareholder of the Company.

The stockholders’ equity section of the Company’s balance sheet contains the following classes of capital stock as of March 31, 2013 and December 31, 2012.

Common stock, $ 0.0001 par value: 250,000,000 shares authorized; 10,000,000 shares issued and outstanding.

Preferred stock, $ 0.0001 par value: 5,000,000 shares authorized; but not issued and outstanding.

NOTE 7 – FINANCIAL STATEMENT PRESENTATION

The Company did not experience any operational activities during the three months ended March 31, 2013 that would have impacted the statements of operations and cash flows. Accordingly, the financial statements do not include any comparative columns for the three month period ended March 31, 2012.

NOTE 8 – SUBSEQUENT EVENTS

Management has evaluated subsequent events up to and including May 18, 2013, which is the date the financial statements were available for issuance, and determined there are no subsequent event disclosures.

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

THE COMPANY'S FINANCIAL STATEMENTS AS OF MARCH 31, 2013 INCLUDES A "GOING CONCERN" DISCLOSURE NOTE THAT DESCRIBES SUBSTANTIAL DOUBT ABOUT THE COMPANY'S ABILITY TO CONTINUE AS A GOING CONCERN.

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

RESULTS OF OPERATIONS

Comparison of the three months ended March 31, 2013 with the three months ended March 31, 2012:

Revenues – The Company did not recognize any revenue in the three months ended March 31, 2013 and 2012.

Operating Expenses – Operating expenses for the three months ended March 31, 2013 totaled $-0- as compared to $75 for the three months ended March 31, 2012, an decrease of $75. The decrease is attributable to general and administrative expenses of $75 incurred in the three months ended March 31, 2012 that were not present during the three months ended March 31, 2013.

Loss From Operations and Net Loss – Loss from operations and net loss for the three months ended March 31, 2013 was $-0- as compared to a $75 loss for the three months ended March 31, 2012, a decrease of $75. The decrease in loss from operations and net loss is attributable to $75 of general and administrative expenses incurred in the three months ended March 31, 2012 that were not present in the three months ended March 31, 2013.

Liquidity and Capital Resources – As of March 31, 2013 and December 31, 2012, the Company had no assets and had current liabilities of $73,537. As of March 31, 2013 and December 31, 2012, the aforementioned current liabilities consisted of funds advanced to the Company by its parent to fund operating expenses. As of March 31, 2013 and December 31, 2012, the Company had a working capital deficit of $73,537. Net cash used in operating activities was $-0- for the three months ended March 31, 2013, compared to $75 for the three months ended March 31, 2012. This $75 decrease in cash used in operating activities is attributable to the $75 of general and administrative expenses paid in the three months ended March 31, 2012 which were not present in the three months ended March 31, 2013. The Company did not have any investing activities in the three months ended March 31, 2013 and 2012. The Company’s net cash provided by financing activities was $-0- for the three months ended March 31, 2013 and $75 for the three months ended March 31, 2012. The $75 of funds was provided by the Company’s parent in the three months ended March 31, 2012.

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

In designing and evaluating disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable, not absolute assurance of achieving the desired objectives. Also, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. The design of any system of controls is based, in part, upon certain assumptions about the likelihood of future events and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of management, including our chief executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, management concluded that our disclosure controls and procedures are effective as of March 31, 2013 to cause the information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods prescribed by SEC, and that such information is accumulated and communicated to management, including our chief executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in internal controls

Our management, with the participation our Chief Executive Officer and Chief Financial Officer, performed an evaluation to determine whether any change in our internal controls over financial reporting occurred during the three-month period ended March 31, 2013.  Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that no change occurred in the Company's internal controls over financial reporting during the three months ended March 31, 2013 that has materially affected, or is reasonably likely to materially affect, the Company's internal controls over financial reporting.

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

Dated: May 20, 2013

By: /s/ Andrew J. Zagorski Andrew J. Zagorski, Chief Executive Officer (Principal Executive Officer) and Chairman of the Board of Directors

