Form 10-Q
period 2013-06-30
Oz Saferooms Technologies, Inc.
filed 2013-08-09
CIK 1500861

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2013
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

N/A
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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of August 8, 2013, the issuer had 10,000,000 shares of its common stock issued and outstanding.

1

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

OZ SAFEROOMS TECHNOLOGIES, INC. (f/k/a APEX 1, INC.)
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS

	June 30,	December 31,
	2013	2012
	(Unaudited)	(Audited)

ASSETS
Current Assets:
Cash	$-	$-

Total Current Assets	-	-

Total Assets	$-	$-

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities:
Accrued expenses	$3,500	$5,500
Due to related party	86,301	68,037
Total Current Liabilities	89,801	73,537

Total Liabilities	89,801	73,537

Stockholders' Deficit
Preferred stock, $0.0001 par value, 5,000,000 shares
authorized none issued and outstanding	$-	$-
Common stock, $0.0001 par value, 250,000,000 shares
authorized 10,000,000 issued and outstanding, respectively	1,000	1,000
Deficit accumulated during development stage	(90,801)	(74,537)

Total Stockholders' Deficit	(89,801)	(73,537)

Total Liabilities and Stockholders' Deficit	$-	$-

See notes to financial statements

OZ SAFEROOMS TECHNOLOGIES, INC. (f/k/a APEX 1, INC.) (A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2013 AND 2012 (Unaudited)
	3-Months Ended		6-Months Ended		Cumulative Since Inception to
	June 30 2013	June 30 2012	June 30 2013	June 30 2012	June 30 2013
Revenues	$-	$-	$-	$-	$-
Operating Expenses:
General & Administrative	1,764	2,061	1,764	2,136	13,101
Professional fees	14,500	11,750	14,500	11,750	75,700
Organization and related expenses	-	-	-	-	5,457
Total Operating Expenses	16,264	13,811	16,264	13,886	94,258
Loss from operations	(16,264)	(13,811)	(16,264)	(13,886)	(94,258)
Other Income – Cancellation of debt	-	-	-	-	3,457
Net loss	$(16,264)	$(13,811)	$(16,264)	$(13,886)	$(90,801)
Net Loss per share-Basic and diluted	$-	$-	$-	$-
Weighted average shares outstanding ( basic and diluted)	10,000,000	10,000,000	10,000,000	10,000,000

See notes to financial statements.

OZ SAFEROOMS TECHNOLOGIES INC. (f/k/a APEX 1, INC.) (A DEVELOPMENT STAGE COMPANY) STATEMENTS OF CASH FLOWS FOR THE SIX MONTH PERIODS ENDED JUNE 30, 2013 AND 2012 (Unaudited)
	6-Months Ended	6-Months Ended	Cumulative Since Inception to
	June 30	June 30	June 30
	2013	2012	2013

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(16,264)	$(13,886)	$(90,801)
Adjustments to reconcile net loss from operations to net cash used in operating activities:
Cancellation of debt income	-	-	3,457
Common stock issued for service	-	-	1,000

Changes in operating assets and liabilities:
Increase (decrease) in accrued expenses	(2,000)	-	3,500

Net cash used in operating activities	(18,264)	(13,886)	(82,844)

CASH FLOWS FROM INVESTING ACTIVITIES:

Net cash provided by investing activities	-	-	-

CASH FLOWS FROM FINANCING ACTIVITIES:

Advances from related party	18,264	13,886	82,844

Net cash provided by financing activities	18,264	13,886	82,844

NET INCREASE IN CASH	-	-	-

CASH - beginning of period	-	-	-

CASH - end of period	$-	$-	$-

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for:
Interest	$-	$-	$-
Income taxes	$-	$-	$-

	See notes to financial statements

OZ Saferooms Technologies, Inc.
(Formerly Apex 1, Inc.)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
As of June 30, 2013
(UNAUDITED)

NOTE 1 -  INTERIM UNAUDITED FINANCIAL STATEMENTS

The balance sheet of OZ Saferooms Technologies, Inc. (the “Company”) as of June 30, 2013, and the statements of operations and cash flows for the three and six months then ended, have not been audited.  However, in the opinion of management, such information includes all adjustments (consisting only of normal recurring adjustments) which are necessary to properly reflect the financial position of the Company as of June 30, 2013, and the results of its operations and cash flows for the three and six months then ended.

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

The accompanying financial statements have been prepared in accordance with generally accepted accounting principles for financial information and have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission for smaller reporting companies. In the opinion of management, all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the results of operations for the period from June 21, 2010 (Inception) to June 30, 2013 have been reflected herein.

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

In the unlikely event that an uncertain tax position exists in which the Company could incur income taxes, the Company would evaluate whether there is a probability that the uncertain tax position taken would be sustained upon examination by the taxing authorities. Reserve for uncertain tax positions would then be recorded if the Company determined it is probable that a position would be sustained upon examination or if a payment would have to be made to a taxing authority and the amount is reasonably estimable. As of June 30, 2013, the Company does not believe it has any uncertain tax positions that would result in the Company having a liability to the taxing authorities. The Company's tax returns are subject to examination by the regulatory tax authorities for the years ended December 31, 2012, 2011, and 2010.

BASIC EARNINGS (LOSS) PER SHARE

The Company follows ASC 260-10, "EARNINGS PER SHARE" in calculating the basic and diluted loss per share. The Company computes basic loss per share by dividing net loss and net loss attributable to common shareholders by the weighted average number of common shares outstanding. Diluted loss per share considers the effect of common equivalent shares. There were no common share equivalents at June 30, 2013 and 2012.

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

NOTE 5 - RELATED PARTY TRANSACTIONS

On April 21, 2011, pursuant to a “Share Purchase Agreement”, OZ Saferooms Technologies, Inc., an Oklahoma corporation (OZ-OK), purchased 100% of the Company’s common stock. Accordingly, the Company is a wholly owned subsidiary of OZ-OK. OZ-OK advanced the Company $86,301 to pay for operational expenses, which is the balance owed by the Company to OZ-OK as of June 30, 2013.

NOTE 6 - SHAREHOLDER’S EQUITY

In year 2011, the Company amended its articles of incorporation to increase the number of authorized common shares to 250,000,000 from the previous amount of 100,000,000.

Upon the Company’s formation, the Board of Directors issued 10,000,000 shares of common stock for $1,000 in services to the founding shareholder of the Company.

The stockholders’ equity section of the Company’s balance sheet contains the following classes of capital stock as of June 30, 2013 and December 31, 2012.

Common stock, $ 0.0001 par value: 250,000,000 shares authorized; 10,000,000 shares issued and outstanding.

Preferred stock, $ 0.0001 par value: 5,000,000 shares authorized; but not issued and outstanding.

NOTE 7 – SUBSEQUENT EVENTS

Management has evaluated subsequent events up to and including August 5, 2013, which is the date the financial statements were available for issuance, and determined there are no subsequent event disclosures.

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

THE COMPANY'S FINANCIAL STATEMENTS AS OF JUNE 30, 2013 INCLUDES A "GOING CONCERN" DISCLOSURE NOTE THAT DESCRIBES SUBSTANTIAL DOUBT ABOUT THE COMPANY'S ABILITY TO CONTINUE AS A GOING CONCERN.

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

RESULTS OF OPERATIONS

Comparison of the three and six months ended June 30, 2013 with the three and six months ended June 30, 2012:

Revenues – The Company did not recognize any revenue in the three and six months ended June 30, 2013 and 2012.

Operating Expenses – Operating expenses for the six and three months ended June 30, 2013 totaled $16,264 and $16,264, respectively, as compared to $13,886 and $13,811 for the six and three months ended June 30, 2012, an increase of $2,378 and $2,453, respectively. The increase is comprised of (a) a decline in general and administrative expenses of $372 and $297, respectively, and (b) an increase in professional fees of $2,750 and $2,750, respectively, incurred in the six and three months ended June 30, 2013 as compared to the six and three months ended June 30, 2012.

Loss From Operations and Net Loss – Loss from operations and net loss for the six and three months ended June 30, 2013 was $16,264 and $16,264, respectively, as compared to $13,886 and $13,811 for the six and three months ended June 30, 2012, an increase of $2,378 and $2,453, respectively. The increase in loss from operations and net loss is comprised of (a) a decline in general and administrative expenses of $372 and $297, respectively, and (b) an increase in professional fees of $2,750 and $2,750, respectively, incurred in the six and three months ended June 30, 2013 as compared to the six and three months ended June 30, 2012.

Liquidity and Capital Resources – As of June 30, 2013 and December 31, 2012, the Company had no assets and had current liabilities of $89,801 and $73,537, respectively. As of June 30, 2013 and December 31, 2012, $86,301 and $68,307, respectively, of the aforementioned current liabilities consisted of funds advanced to the Company by its parent to fund operating expenses and the other current liabilities of $3,500 and $5,500, respectively, consisted of accrued expenses. As of June 30, 2013 and December 31, 2012, the Company had a working capital deficit of $89,801 and $73,537, respectively. Net cash used in operating activities was $18,264 and $13,886, respectively, for the six months ended June 30, 2013 and 2012. This $4,378 increase in cash used in operating activities is attributable to (a) a decrease of $372 paid for general and administrative expenses and (b) an increase of $4,750 paid for professional fees, of which $2,000 were accrued in 2012. The Company did not have any investing activities in the six months ended June 30, 2013 and 2012. The Company’s parent was the source for the net cash provided by financing activities of $18,264 and $13,886, respectively, for the six months ended June 30, 2013 and 2012.

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

Dated: August 9, 2013

By: /s/ Andrew J. Zagorski Andrew J. Zagorski, Chief Executive Officer (Principal Executive Officer) and Chairman of the Board of Directors

