Form 10-Q
period 2013-09-30
Oz Saferooms Technologies, Inc.
filed 2013-11-19
CIK 1500861

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2013
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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of November 18, 2013, the issuer had 10,000,000 shares of its common stock issued and outstanding.

1

2

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

OZ SAFEROOMS TECHNOLOGIES, INC. (f/k/a APEX 1, INC.)
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS

	September 30,	December 31,
	2013	2012
	(Unaudited)

ASSETS
Current Assets:
Cash	$-	$-

Total Current Assets	-	-

Total Assets	$-	$-

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities:
Accrued expenses	$1,000	$5,500
Due to related party	93,609	68,037
Total Current Liabilities	94,609	73,537

Total Liabilities	94,609	73,537

Stockholders' Deficit
Preferred stock, $0.0001 par value, 5,000,000 shares
authorized none issued and outstanding	$-	$-
Common stock, $0.0001 par value, 250,000,000 shares
authorized 10,000,000 issued and outstanding, respectively	1,000	1,000
Deficit accumulated during development stage	(95,609)	(74,537)

Total Stockholders' Deficit	(94,609)	(73,537)

Total Liabilities and Stockholders' Deficit	$-	$-

See notes to financial statements

OZ SAFEROOMS TECHNOLOGIES, INC. (f/k/a APEX 1, INC.) (A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2013 AND 2012 (Unaudited)
	3-Months Ended		9-Months Ended		Cumulative Since Inception to
	September 30, 2013	September 30, 2012	September 30, 2013	September 30, 2012	September 30, 2013
Revenues	$-	$-	$-	$-	$-
Operating Expenses:
General & Administrative	1,308	972	3,072	3,108	14,409
Professional fees	3,500	2,500	18,000	14,250	79,200
Organization and related expenses	-	-	-	-	5,457
Total Operating Expenses	4,808	3,472	21,072	17,358	99,066
Loss from operations	(4,808)	(3,472)	(21,072)	(17,358)	(99,066)
Other Income – Cancellation of debt	-	-	-	-	3,457
Net loss	$(4,808)	$(3,472)	$(21,072)	$(17,358)	$(95,609)
Net Loss per share-Basic and diluted	$-	$-	$-	$-
Weighted average shares outstanding ( basic and diluted)	10,000,000	10,000,000	10,000,000	10,000,000

See notes to financial statements.

OZ SAFEROOMS TECHNOLOGIES INC. (f/k/a APEX 1, INC.) (A DEVELOPMENT STAGE COMPANY) STATEMENTS OF CASH FLOWS FOR THE NINE MONTH PERIODS ENDED SEPTEMBER 30, 2013 AND 2012 (Unaudited)
	9-Months Ended	9-Months Ended	Cumulative Since Inception to
	September 30,	September 30,	September 30,
	2013	2012	2013

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(21,072)	$(17,358)	$(95,609)
Adjustments to reconcile net loss from operations to net cash used in operating activities:
Cancellation of debt income	-	-	3,457
Common stock issued for service	-	-	1,000

Changes in operating assets and liabilities:
Increase (decrease) in accrued expenses	(4,500)	-	1,000

Net cash used in operating activities	(25,572)	(17,358)	(90,152)

CASH FLOWS FROM INVESTING ACTIVITIES:

Net cash provided by investing activities		-

CASH FLOWS FROM FINANCING ACTIVITIES:

Advances from related party	25,572	17,358	90,152

Net cash provided by financing activities	25,572	17,358	90,152

NET INCREASE IN CASH	-	-	-

CASH - beginning of period	-	-	-

CASH - end of period	$-	$-	$-

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for:
Interest	$-	$-	$-
Income taxes	$-	$-	$-

See notes to financial statements
6

OZ SAFEROOMS TECHNOLOGIES, INC.
(Formerly Apex 1, Inc.)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
As of September 30, 2013
(UNAUDITED)

NOTE 1 -  INTERIM UNAUDITED FINANCIAL STATEMENTS

The balance sheet of OZ Saferooms Technologies, Inc. (the “Company”) as of September 30, 2013, and the statements of operations and cash flows for the three and nine months then ended, have not been audited.  However, in the opinion of management, such information includes all adjustments (consisting only of normal recurring adjustments) which are necessary to properly reflect the financial position of the Company as of September 30, 2013, and the results of its operations and cash flows for the three and nine months then ended.

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

NOTE 2 - ORGANIZATION AND DESCRIPTION OF BUSINESS

OZ Saferooms Technologies, Inc., (formerly known as APEX 1, Inc.), (the “Company”), was incorporated under the laws of the State of Delaware on June 21, 2010 and has been inactive since inception. The Company intends to serve as a vehicle to effect an asset acquisition, merger, exchange of capital stock or other business combination with a domestic or foreign business. On April 21, 2011, the Company underwent a change of ownership when OZ Saferooms Technologies, Inc. (an Oklahoma corporation), (OZ-OK), purchased 100% of the Company’s common stock from the Company’s then sole shareholder. Accordingly, the Company is a wholly owned subsidiary of OZ-OK. Subsequent to the acquisition of the Company’s common stock by OZ-OK, the Company changed its name to that of its new parent entity.

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

In the unlikely event that an uncertain tax position exists in which the Company could incur income taxes, the Company would evaluate whether there is a probability that the uncertain tax position taken would be sustained upon examination by the taxing authorities. Reserve for uncertain tax positions would then be recorded if the Company determined it is probable that a position would be sustained upon examination or if a payment would have to be made to a taxing authority and the amount is reasonably estimable. As of September 30, 2013, the Company does not believe it has any uncertain tax positions that would result in the Company having a liability to the taxing authorities. The Company's tax returns are subject to examination by the regulatory tax authorities for the years ended December 31, 2012, 2011, and 2010.

BASIC EARNINGS (LOSS) PER SHARE

The Company follows ASC 260-10, "EARNINGS PER SHARE" in calculating the basic and diluted loss per share. The Company computes basic loss per share by dividing net loss and net loss attributable to common shareholders by the weighted average number of common shares outstanding. Diluted loss per share considers the effect of common equivalent shares. There were no common share equivalents at September 30, 2013 and 2012.

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

NOTE 5 - RELATED PARTY TRANSACTIONS

On April 21, 2011, pursuant to a “Share Purchase Agreement”, OZ Saferooms Technologies, Inc., an Oklahoma corporation (OZ-OK), purchased 100% of the Company’s common stock. Accordingly, the Company is a wholly owned subsidiary of OZ-OK. OZ-OK advanced the Company $93,609 to pay for operational expenses, which is the balance owed by the Company to OZ-OK as of September 30, 2013.

NOTE 6 - SHAREHOLDER’S EQUITY

In year 2011, the Company amended its articles of incorporation to increase the number of authorized common shares to 250,000,000 from the previous amount of 100,000,000.

Upon the Company’s formation, the Board of Directors issued 10,000,000 shares of common stock for $1,000 in services to the founding shareholder of the Company.

The stockholders’ equity section of the Company’s balance sheet contains the following classes of capital stock as of September 30, 2013 and December 31, 2012.

Common stock, $ 0.0001 par value: 250,000,000 shares authorized; 10,000,000 shares issued and outstanding.

Preferred stock, $ 0.0001 par value: 5,000,000 shares authorized; but not issued and outstanding.

NOTE 7 – SUBSEQUENT EVENTS

Management has evaluated subsequent events up to and including November 18, 2013, which is the date the financial statements were available for issuance, and determined there are no subsequent event disclosures.

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

THE COMPANY'S FINANCIAL STATEMENTS AS OF SEPTEMBER 30, 2013 INCLUDES A "GOING CONCERN" DISCLOSURE NOTE THAT DESCRIBES SUBSTANTIAL DOUBT ABOUT THE COMPANY'S ABILITY TO CONTINUE AS A GOING CONCERN.

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

The Company was acquired by Oz Saferooms Technologies, Inc., an Oklahoma corporation, on April 21, 2011, with a plan to combine with the Company. If a combination takes place, it will likely take the form of a merger, stock- for-stock exchange or stock-for-assets exchange (the "business combination") so as to structure the business combination to be within the definition of a tax-free reorganization under Section 351 or Section 368 of the Internal Revenue Code of 1986, as amended. No assurances can be given that the Company will be successful in completing any combination.

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

RESULTS OF OPERATIONS

Comparison of the three and nine months ended September 30, 2013 with the three and nine months ended September 30, 2012:

Revenues – The Company did not recognize any revenue in the three and nine months ended September 30, 2013 and 2012.

Operating Expenses – Operating expenses for the nine and three months ended September 30, 2013 totaled $21,072 and $4,808, respectively, as compared to $17,358 and $3,472 for the nine and three months ended September 30, 2012, an increase of $3,714 and $1,336, respectively. The increase is comprised of (a) a decline in general and administrative expenses of $36 and an increase of $336, respectively, and (b) an increase in professional fees of $3,750 and $1,000, respectively, incurred in the nine and three months ended September 30, 2013 as compared to the nine and three months ended September 30, 2012.

Loss From Operations and Net Loss – Loss from operations and net loss for the nine and three months ended September 30, 2013 was $21,072 and $4,808, respectively, as compared to $17,358 and $3,472 for the nine and three months ended September 30, 2012, an increase of $3,714 and $1,336, respectively. The increase in loss from operations and net loss is comprised of (a) a decline in general and administrative expenses of $36 and an increase of $336, respectively, and (b) an increase in professional fees of $3,750 and $1,000, respectively, incurred in the nine and three months ended September 30, 2013 as compared to the nine and three months ended September 30, 2012.

Liquidity and Capital Resources – As of September 30, 2013 and December 31, 2012, the Company had no assets and had current liabilities of $94,609 and $73,537, respectively. As of September 30, 2013 and December 31, 2012, $93,609 and $68,037, respectively, of the aforementioned current liabilities consisted of funds advanced to the Company by its parent to fund operating expenses and the other current liabilities of $1,000 and $5,500, respectively, consisted of accrued expenses. As of September 30, 2013 and December 31, 2012, the Company had a working capital deficit of $94,609 and $73,537, respectively. Net cash used in operating activities was $25,572 and $17,358, respectively, for the nine months ended September 30, 2013 and 2012. This $8,214 increase in cash used in operating activities is attributable to (a) a decrease of $36 paid for general and administrative expenses and (b) an increase of $8,250 paid for professional fees, of which $2,000 were accrued in 2012. The Company did not have any investing activities in the nine months ended September 30, 2013 and 2012. The Company’s parent was the source for the net cash provided by financing activities of $25,572 and $17,358, respectively, for the nine months ended September 30, 2013 and 2012.

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

In designing and evaluating disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable, not absolute assurance of achieving the desired objectives. Also, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. The design of any system of controls is based, in part, upon certain assumptions about the likelihood of future events and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of management, including our chief executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, management concluded that our disclosure controls and procedures are effective as of September 30, 2013 to cause the information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods prescribed by SEC, and that such information is accumulated and communicated to management, including our chief executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in internal controls

Our management, with the participation our Chief Executive Officer and Chief Financial Officer, performed an evaluation to determine whether any change in our internal controls over financial reporting occurred during the nine month period ended September 30, 2013.  Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that no change occurred in the Company's internal controls over financial reporting during the nine months ended September 30, 2013 that has materially affected, or is reasonably likely to materially affect, the Company's internal controls over financial reporting.

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

Dated: November 18, 2013

By: /s/ Andrew J. Zagorski Andrew J. Zagorski, Chief Executive Officer (Principal Executive Officer) and Chairman of the Board of Directors

