Form 10-K/A
period 2012-12-31
APEX 1 INC.
filed 2014-04-11
CIK 1500861

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K /A
(Amendment No. 1)

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

Item 9A(T). Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management is responsible for establishing and maintaining the adequate internal control over financial reporting, as that term is defined in Rule 13a-15(f) under the Exchange Act. Under the supervision and with the participation of our management, including our principal executive and principal financial officer, we assessed, as of December 31, 2012, the effectiveness of our internal control over financial reporting. This assessment was based on criteria established in the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Internal control over financial reporting is defined as a process designed by, or under the supervision of, our principal executive and principal financial officer and effected by our board of directors, management and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles, and includes those policies and procedures that:

•	Pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets;

•	Provide reasonable assurance that transactions are recorded as necessary to permit the preparation of financial statements in accordance with U.S. generally accepted accounting principles and that our receipts and expenditures are being made only in accordance with authorization of our management and directors: and

•	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

As of the end of the period covered by this report, we carried out an evaluation, under the supervision of our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, management concluded that our disclosure controls and procedures were ineffective, due to Mr. Zagorski serving as our sole officer and director. Until such time as the Company is able to retain a chief financial officer and/or another director, there will be deficiencies in our internal controls of our disclosure controls and procedures.

Management’s Report on Internal Control Over Financial Reporting

Our management, which is comprised of our chief executive officer who also serves as the Company’s chief financial officer (our principal executive officer and our principal financial and accounting officer) conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2012 based on the framework stated by the Committee of Sponsoring Organizations of the Treadway Commission.

Our internal control system was designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes, in accordance with generally accepted accounting principles. Because of inherent limitations, a system of internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become adequate due to change in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Based on its evaluation as of December 31, 2012, our management concluded that our internal controls over financial reporting were not effective. A material weakness is a deficiency, or a combination of control efficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

The material weakness relates to the following:

1.     Lack of a formal accounting department – We do not have an accounting department. We engage an outside independent certified public accountant (CPA) to prepare our books and records and financial statements on a quarterly and annual basis. Due to the relative lack of inactivity, the accounting transactions are only recorded quarterly and annually and not when the transactions occur.

2.     Lack of segregation of duties – The chief executive officer also serves as the Company’s chief financial officer although his experience and training are not in the accounting and financial industries. He approves all financial transactions including vendor invoices and payment of said invoices without any concurrent external review.

In order to mitigate the aforementioned material weaknesses to the fullest extent possible, the Company engages an independent CPA who analyzes the transactions quarterly and annually and prepares the Company’s financial statements.

This annual report does not include an attestation report of our Company’s independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to the temporary rules of the SEC that permit us to provide only management’s report in this Annual Report on Form 10-K.

Evaluation of Changes in Internal Controls and Financial Reporting

There was no change in the internal control over financial reporting that occurred during the fiscal year ended December 31, 2012, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

OZ SAFEROOMS TECHNOLOGIES, INC.

Dated: April 11, 2014	By:	/s/ Andrew Zagorski
Andrew Zagorski
President and Director
Principal Executive Officer
Principal Financial Officer

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

	Title	Date
/s/ Andrew Zagorski
Andrew Zagorski	President, Secretary, Chief	April 11, 2014
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

