Form 10-K
period 2013-12-31
APEX 1 INC.
filed 2014-04-14
CIK 1500861

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

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
E-Mail: azagorski@ozsaferooms.com

(Registrant’s telephone number, including area code) Tel: (405) 672-8400

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

The aggregate market value of the common stock held by non-affiliates of the issuer was $0.00 on December 31, 2013.

APPLICABLE ONLY TO CORPORATE REGISTRANTS

As of April 9, 2014 there were 10,000,000 shares of common stock, par value $.0001, outstanding.

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

PART I

Item 1. Description of Business.

(a) Business Development

Apex 1, Inc., formerly known as Oz Saferooms Technologies, Inc., (the “Company” or the “Registrant”) was incorporated in the State of Delaware on June 21, 2010. Since inception, we have been engaged in organizational efforts and attempting to obtaining initial financing. We were formed as a vehicle to pursue a business combination. Our business purpose is to seek the acquisition of or merger with, an existing company.

On December 23, 2013 the Registrant filed with the Delaware Secretary of State a certificate of amendment of its certificate of incorporation. The certificate of amendment changed the name of the Registrant to Apex 1, Inc.

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

Item 4. Submission of Matters to Vote of Security Holders.

For the period from the inception of the Company on June 21, 2010 to December 31, 2013 there have been no matters submitted to the vote of the security holders.

PART II

Item 5. Market for Common Equity, Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities.

Common Stock

Our Amended Certificate of Incorporation authorizes the issuance of up to 250,000,000 shares of common stock, par value $.0001 per share (the “Common Stock”). The Common Stock is not listed on a publicly-traded market. As of April 9, 2014, there was one holder of record of the Common Stock, OZ-OK, which is the parent of the Company.

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

THE INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM'S REPORT ON THE COMPANY'S FINANCIAL STATEMENTS AS OF DECEMBER 31, 2013 INCLUDES A "GOING CONCERN" EXPLANATORY PARAGRAPH THAT DESCRIBES SUBSTANTIAL DOUBT ABOUT THE COMPANY'S ABILITY TO CONTINUE AS A GOING CONCERN.

RESULTS OF OPERATIONS

Comparison of the year ended December 31, 2013 with the year ended December 31, 2012:

Revenues – The Company did not recognize any revenue in years 2013 and 2012.

Operating Expenses – Operating expenses for the year ended December 31, 2013 totaled $25,933 as compared to $26,387 for the period ended December 31, 2012, a decrease of $454 or 1.7%. The decrease in operating expenses is attributable to a reduction in professional fees of $750 partially offset by an increase in general and administrative expenses of $296.

Loss From Operations and Net Loss – Loss from operations for the year ended December 31, 2013 was $25,933 as compared to a loss from operations of $26,387 for the period ended December 31, 2012, a decrease of $454 or 1.7%. Net loss for the year ended December 31, 2013 was $25,933 as compared to a net loss of $26,387 for the period ended December 31, 2012, a decrease of $454 or 1.7%. The decrease in loss from operations and net loss is attributable to a decrease in professional fees of $750 partially offset by an increase in general and administrative expenses of $296.

Liquidity and Capital Resources – As of December 31, 2013 and 2012, the Company had no assets and had current liabilities of $99,470 and $73,537, respectively. As of December 31, 2013, current liabilities consisted of $98,938 advanced to the Company by its parent to fund operating expenses and $532 of accrued general and administrative expenses. As of December 31, 2012, current liabilities consisted of $68,037 advanced to the Company by its parent to fund operating expenses and $5,500 of accrued accounting fees. As of December 31, 2013 and 2012, the Company had a working capital deficit of $99,470 and $73,537, respectively. Net cash used in operating activities was $30,901 for the year ended December 31, 2013, compared to $20,887 for the period ended December 31, 2012. This $10,014 increase in cash used in operating activities is primarily related to a $4,968 decrease in accrued expenses in 2013 versus an increase in accrued expenses of $5,500 in 2012. The Company did not have any investing activities in years 2013 and 2012. The Company’s net cash provided by financing activities was $30,901 for the year ended December 31, 2013 and $20,887 for the year ended December 31, 2012. The funds were provided by the Company’s parent in 2013 and 2012.

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

Item 9A(T). Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as that term is defined in Rule 13a-15(f) under the Exchange Act. Under the supervision and with the participation of our management, including our principal executive and principal financial officer, we assessed, as of December 31, 2013, the effectiveness of our internal control over financial reporting. This assessment was based on criteria established in the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

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

Management’s Report on Internal Control Over Financial Reporting

Our management, which is comprised of our chief executive officer who also serves as the Company’s chief financial officer (our principal executive officer and our principal financial and accounting officer) conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2013 based on the framework stated by the Committee of Sponsoring Organizations of the Treadway Commission.

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

Based on its evaluation as of December 31, 2013, our management concluded that our internal controls over financial reporting were not effective. A material weakness is a deficiency, or a combination of control efficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

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

This annual report does not include an attestation report of our Company’s independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to the temporary rules of the SEC that permit us to provide only management’s report in this Annual Report on Form 10-K

Changes in Internal Controls over Financial Reporting

There have been no significant changes to the Company’s internal controls over financial reporting that occurred during our last fiscal quarter of the year ended December 31, 2013, that materially affected, or were reasonably likely to materially affect, our internal controls over financial reporting.

Item 9B. Other Information.

Not applicable.

PART III

Item 10. Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act.

(a) Identification of Directors and Officers.

A. Identification of Directors and Officers. The current officers and directors will serve for one year or until their respective successors are elected and qualified. They are:

Name	Age	Position(s)

Andrew J. Zagorski	63	Chairman of the Board of Directors, Chief Executive Officer, President, Secretary and Treasurer

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

Based solely on the Company’s review of the copies of the forms received by it during the fiscal year ended December 31, 2013 and written representations that no other reports were required, the Company believes that believes that no person who, at any time during such fiscal year, was a director, officer or beneficial owner of more than 10% of the Company’s common stock failed to comply with all Section 16(a) filing requirements during such fiscal years.

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

The following table sets forth, as of April 9, 2014, the number of shares of Common Stock owned of record and beneficially by executive officers, directors and persons who hold 5% or more of the outstanding Common Stock of the Company. Also included are the shares held by all executive officers and directors as a group.

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

Item 14. Principal Accounting Fees and Services.

DeLeon and Company, P.A. (“DELEON”) was the Company’s independent registered public accounting firm during 2013 and audited the 2012 financial statements and reviewed the financial statements for the three quarters ended September 30, 2013 and 2012.

Audit Fees

The Company’s auditor, DELEON, charged the Company $8,500 for the 2012 audit and $9,000 for the 2013. DELEON charged the company $2,500 per quarter ($7,500 in the aggregate) for the reviews of the Company’s financial statements for the three quarters ended September 30, 2012 and $2,500 per quarter ($7,500 in the aggregate) for the reviews of the Company’s financial statements for the three quarters ended September 30, 2013.

Tax Fees

There were no fees billed by DELEON for professional services for tax compliance, tax advice, and tax planning for the fiscal years ended December 31, 2013 and 2012.

All Other Fees

There were no fees billed by DELEON for other products and services for the fiscal years ended December 31, 2013 and 2012.

Audit Committee’s Pre-Approval Process

The Board of Directors acts as the audit committee of the Company, and accordingly, all services are approved by all the members of the Board of Directors.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a) Exhibits:

Incorporated by reference
Exhibit	Exhibit Description	Filed herewith	Form	Period ending	Exhibit	Filing date
3.1	Certificate of Incorporation		10		3.1	9/8/2010
3.2	By-Laws		10		3.2	9/8/2010
3.3	Certificate of Amendment of Certificate of Incorporation		8-K		3.3	5/31/2011
3.4	Certificate of Amendment of Certificate of Incorporation		8-K		3a	12/27/2013
4.1	Specimen Stock Certificate		10		4.1	9/8/2010
31	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
32	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
101.INS*	XBRL Instance Document	X
101.SCH*	XBRL Taxonomy Extension Schema Document	X
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document	X
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document	X
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document	X
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Definition	X

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

APEX 1, INC.

Dated: April 14, 2014	By:	/s/ Andrew Zagorski
Andrew Zagorski
President and Director
Principal Executive Officer
Principal Financial Officer

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

	Title	Date
/s/ Andrew Zagorski
Andrew Zagorski	President, Secretary, Chief	April 14, 2014
Financial Officer and Sole Director

APEX 1, INC.

FORMERLY OZ SAFEROOMS TECHNOLOGIES, INC.
(A Development Stage Company)

FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2013 AND 2012
AND FOR THE YEARS ENDED DECEMBER 31, 2013 AND 2012 AND FOR THE PERIOD FROM JUNE 21, 2010
(DATE OF INCEPTION) TO DECEMBER 31, 2013

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders’ of
APEX 1, Inc.
Formerly known as OZ Saferooms Technologies, Inc.

We have audited the accompanying balance sheets of Apex 1, Inc., (formerly known as OZ Saferooms Technologies, Inc.) (a development stage company) as of December 31, 2013 and 2012, and the related statements of operations, stockholders’ equity, and cash flows for the two years then ended and for the period from June 21, 2010 (inception) to December 31, 2013. Apex 1, Inc.’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Apex 1, Inc. (a development stage company) as of December 31, 2013 and 2012, and the results of its operations and its cash flows for the years ended December 31, 2013 and 2012 and for the period from June 21, 2010 (inception) to December 31, 2013 in conformity with accounting principles generally accepted in the United States of America.

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

De Leon & Company, P.A.

Pembroke Pines, Florida

April 12, 2014

APEX 1, INC. FORMERLY OZ SAFEROOMS TECHNOLOGIES, INC.
(A DEVELOPMENT STAGE COMPANY) BALANCE SHEETS

	December 31, 2013	December 31, 2012

ASSETS
Current Assets:
Cash	$—	$—

Total Current Assets	—	—

Total Assets	$—	$—

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities:
Accrued expenses	$532	$5,500
Due to related party	98,938	68,037
Total Current Liabilities	99,470	73,537

Total Liabilities	99,470	73,537

Stockholders' Deficit
Preferred stock, $0.0001 par value, 5,000,000 shares authorized
none issued and outstanding	$—	$—
Common stock, $0.0001 par value, 250,000,000 shares authorized in 2012 and 100,000,000 shares authorized in 2010;
10,000,000 shares issued and outstanding	1,000	1,000
Deficit accumulated during development stage	(100,470)	(74,537)

Total Stockholders' Deficit	(99,470)	(73,537)

Total Liabilities and Stockholders' Deficit	$—	$—

See notes to financial statements

APEX 1, INC. FORMERLY OZ SAFEROOMS TECHNOLOGIES, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS
	For The Year Ended	For the Year Ended	From June 21, 2010 (inception) to
	12/31/2013	12/31/2012	12/31/2013

Revenues	$—	$—	$—

Operating Expenses
General & Administrative	4,433	4,137	15,770
Professional fees	21,500	22,250	82,700
Organization and related fees	—	—	5,457

Total Operating Expenses	25,933	26,387	103,927

Loss from operations	(25,933)	(26,387)	(103,927)

Other Income - Cancellation of debt	—	—	3,457

Net Loss	$(25,933)	$(26,387)	$(100,470)

Net Loss per share - Basic and diluted	$—	$—	$(0.01)

Weighted Average Shares Outstanding
- Basic and diluted	10,000,000	10,000,000	10,000,000

See notes to financial statements

APEX 1, INC.
FORMERLY OZ SAFEROOMS TECHNOLOGIES, INC.
(A Development Stage Company)
Statement of Changes in Stockholders’ Equity (Deficit)
From June 21, 2010 (inception) through December 31, 2013

	Common Stock	Common Stock Amount	Additional Paid-in Capital		Deficit Accumulated During Development Stage	Total
June 21, 2010 (inception) Shares issued for services at $.0001 per share	10,000,000	$ 1,000	-		-	$ 1,000

Net loss, December 31, 2010	-	-	-		(5,457)	(5,457)

Balance, December 31, 2010	10,000,000	1,000	-		(5,457)	(5,457)

Net loss, December 31, 2011	-	-		-	(42,693)	(42,693)

Balance, December 31, 2011	10,000,000	1,000	-		(48,150)	(47,150)

Net loss, December 31, 2012	-	-		-	(26,387)	(26,387)

Balance, December 31, 2012	10,000,000	1,000	-		(74,537)	(73,537)
Net loss, December 31, 2013	-	-		-	(25,933)	(25,933)
Balance, December 31, 2013	10,000,000	$1,000	-		$(100,470)	$(99,470)

See notes to financial statements

APEX 1, INC. FORMERLY OZ SAFEROOMS TECHNOLOGIES, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS

			Period from
	Year	Year	6/21/2010
	Ended	Ended	(Inception) to
	December 31,	December 31,	December 31,
	2013	2012	2013

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(25,933)	$(26,387)	$(100,470)
Adjustments to reconcile net loss from operations to net cash used in operating activities:

Cancellation of debt income	—	—	(3,457)

Changes in operating assets and liabilities:
Increase (decrease) in accrued expenses	(4,968)	5,500	532

Net cash used in operating activities	(30,901)	(20,887)	(103,395)

CASH FLOWS FROM INVESTING ACTIVITIES:

Net cash provided by investing activities	—	—	—

CASH FLOWS FROM FINANCING ACTIVITIES:

Common stock issued for services	—	—	1,000
Advances from related party	30,901	20,887	102,395

Net cash provided by financing activities	30,901	20,887	103,395

NET INCREASE IN CASH	—	—	—

CASH - beginning of period	—	—	—

CASH - end of period	$—	$—	$—

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for:
Interest	$—	$—	$—
Income taxes	$—	$—	$—

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Common stock issued to founder for services rendered	$—	$—	$1,000
Common stock issued for purchase of patents in stock	$—	$—	$—

See notes to financial statements

APEX 1, INC.
FORMERLY OZ SAFEROOMS TECHNOLOGIES, INC.
(A Development Stage Company)
Notes to Financial Statements

NOTE 1.   ORGANIZATION AND DESCRIPTION OF BUSINESS

Apex 1, Inc. (formerly known as OZ Saferooms Technologies, Inc.), (the “Company”), was incorporated under the laws of the State of Delaware on June 21, 2010 and has been inactive since inception. The Company intends to serve as a vehicle to effect an asset acquisition, merger, exchange of capital stock or other business combination with a domestic or foreign business. On April 21, 2011, the Company underwent a change of ownership when OZ Saferooms Technologies, Inc. (an Oklahoma corporation), (OZ-OK), purchased 100% of the Company’s common stock from the Company’s then sole shareholder. Accordingly, the Company is a wholly owned subsidiary of OZ-OK. Subsequent to the acquisition of the Company’s common stock by OZ-OK, the Company changed its name to that of its new parent entity. On December 23, 2013, the Company changed its name to Apex 1, Inc. which was its original incorporation name.

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

In the unlikely event that an uncertain tax position exists in which the Company could incur income taxes, the Company would evaluate whether there is a probability that the uncertain tax position taken would be sustained upon examination by the taxing authorities. Reserve for uncertain tax positions would then be recorded if the Company determined it is probable that a position would be sustained upon examination or if a payment would have to be made to a taxing authority and the amount is reasonably estimable. As of December 31, 2013, the Company does not believe it has any uncertain tax positions that would result in the Company having a liability to the taxing authorities. The Company's tax returns are subject to examination by the federal and state tax authorities for the years ended December 31, 2013, 2012 and 2011.

Basic Earnings (Loss) per Share

The Company follows ASC 260-10, "EARNINGS PER SHARE" in calculating the basic and diluted loss per share. The Company computes basic loss per share by dividing net loss and net loss attributable to common shareholders by the weighted average number of common shares outstanding. Diluted loss per share considers the effect of common equivalent shares. There were no common share equivalents at December 31, 2013 and 2012.

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

NOTE 4. RELATED PARTY TRANSACTIONS

On April 21, 2011, pursuant to a “Share Purchase Agreement”, OZ Saferooms Technologies, Inc., an Oklahoma corporation (OZ-OK), purchased 100% of the Company’s common stock. Accordingly, the Company is a wholly owned subsidiary of OZ-OK. As of December 31, 2013 and 2012, OZ-OK advanced the Company $98,938 and $68,037, respectively, to pay for operational expenses.

NOTE 5.   SHAREHOLDER’S EQUITY

In year 2011, the Company amended its articles of incorporation to increase the number of authorized common shares to 250,000,000 from the previous amount of 100,000,000.

Upon the Company’s formation, the Board of Directors issued 10,000,000 shares of common stock for $1,000 in services to the founding shareholder of the Company.

The 2013 and 2012 stockholders’ equity section of the Company’s balance sheet contains the following classes of capital stock as of December 31, 2013 and 2012.

Common stock, $ 0.0001 par value: 100,000,000 shares authorized; 10,000,000 shares issued and outstanding.

Preferred stock, $ 0.0001 par value: 5,000,000 shares authorized; but not issued and outstanding.

NOTE 6 - INCOME TAXES

A reconciliation of the differences between the effective income tax rate and the statutory federal tax rate for the years ended December 31, 2013 and 2012 are as follows:

	2013	2012
Tax benefit at U.S. statutory rate	34.00%	34.00%
State taxes, net of federal benefit	—	—
Change in valuation allowance	(34.00)	(34.00)

The tax effect of temporary differences that give rise to the deferred tax asset and liabilities at December 31, 2013 and 2012 consisted of the following:

	December 31, 2013	December 31, 2012
Deferred Tax Assets
Net Operating Loss Carryforward	$34,160	$25,343
Total Non-current Deferred Tax Asset

Non-current Deferred Tax Liabilities	—	—
Net Non-current Deferred Tax Asset

Asset Valuation Allowance	(34,160)	(25,343)
Total Net Deferred Tax Asset	$—	$—

As of December 31, 2013 and 2012, the Company had a net operating loss carry forward $100,470 and $74,537, respectively, for income tax reporting purposes that may be offset against future taxable income through 2033. Current tax laws limit the amount of loss available to be offset against future taxable income when a substantial change in ownership occurs. Therefore, the NOL amount available to offset future taxable income may be limited. No tax asset has been reported in the financial statements, because the Company believes there is a 50% or greater chance the carry forwards will expire unused.

Accordingly, the potential tax benefits of the loss carry-forwards are offset by a valuation allowance of the same amount.

NOTE 7 – SUBSEQUENT EVENTS

Management has evaluated subsequent events up to and including April 8, 2014, which is the date the financial statements were available for issuance, and determined there are no subsequent event disclosures.

