Form 10-K/A
period 2012-12-31
APEX 1 INC.
filed 2014-04-21
CIK 1500861

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K/A
(Amendment No. 2 )

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

OZ SAFEROOMS TECHNOLOGIES, INC.

Dated: April 21, 2014	By:	/s/ Andrew Zagorski
Andrew Zagorski
President and Director
Principal Executive Officer
Principal Financial Officer

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

	Title	Date
/s/ Andrew Zagorski
Andrew Zagorski	President, Secretary, Chief	April 21, 2014
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

