Form 10-Q
period 2014-03-31
APEX 1 INC.
filed 2014-05-19
CIK 1500861

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2014
☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 000-54112

APEX 1, INC.

(Exact name of registrant as specified in its charter)

Delaware	16-1783194
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

c/o Andrew J. Zagorski, APEX 1, Inc. 1732 Cottonwood Lane Newcastle, OK	73065
(Address of Principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code.	(800) 420-6344

OZ SAFEROOMS TECHNOLOGIES, INC.
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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of May 16, 2014, the issuer had 10,000,000 shares of its common stock issued and outstanding.

2

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

APEX 1, INC. (f/k/a OZ SAFEROOMS TECHNOLOGIES, INC.)
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS

	March 31,	December 31,
	2014	2013
	(Unaudited)

ASSETS
Current Assets:
Cash	$-	$-

Total Current Assets	-	-

Total Assets	$-	$-

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities:
Accrued expenses	$400	$532
Due to related party	99,470	98,938
Total Current Liabilities	99,870	99,470

Total Liabilities	99,870	99,470

Stockholders' Deficit
Preferred stock, $0.0001 par value, 5,000,000 shares
authorized none issued and outstanding	$-	$-
Common stock, $0.0001 par value, 250,000,000 shares
authorized 10,000,000 issued and outstanding, respectively	1,000	1,000
Deficit accumulated during development stage	(100,870)	(100,470)

Total Stockholders' Deficit	(99,870)	(99,470)

Total Liabilities and Stockholders' Deficit	$-	$-

See notes to financial statements

APEX 1, INC. (f/k/a OZ SAFEROOMS TECHNOLOGIES, INC.) (A DEVELOPMENT STAGE COMPANY) STATEMENTS OF OPERATIONS FOR THE THREE MONTH PERIOD ENDED MARCH 31, 2014 AND 2013 (Unaudited)
	For the Three	For the Three	From June 21, 2010 (inception) to
	Month Period Ended	Month Period Ended
	March 31, 2014	March 31, 2013	March 31, 2014

Revenues	$-	$-	$-

Operating Expenses
General & Administrative	400	-	16,170
Professional fees	-	-	82,700
Organization and related expenses	-	-	5,457

Total Operating Expenses	400	-	104,327

Loss from operations	(400)	-	(104,327)

Other Income - Cancellation of debt	-	-	3,457

Net Loss	$(400)	$-	$(100,870)

Net Loss per share - Basic and diluted	$-	$-	$(0.01)

Weighted Average Shares Outstanding
- Basic and diluted	10,000,000	10,000,000	10,000,000

See notes to financial statements

APEX 1, INC. (f/k/a OZ SAFEROOMS TECHNOLOGIES, INC.) (A DEVELOPMENT STAGE COMPANY) STATEMENTS OF CASH FLOWS FOR THE THREE MONTH PERIOD ENDED MARCH 31, 2014 AND 2013 (Unaudited)

	For the Three	For the Three	For the Period from
	Month Period	Month Period	June 21, 2010
	Ended	Ended	(Inception)
	March 31,	March 31,	to March 31,
	2014	2013	2014

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(400)	$-	$(100,870)
Adjustments to reconcile net loss from operations to net cash used in operating activities:
Cancellation of debt income	-	-	(3,457)
Changes in operating liabilities:
(Decrease) Increase in accrued expenses	(132)	-	400
Net cash used in operating activities	(532)	-	(103,927)

CASH FLOWS FROM INVESTING ACTIVITIES:

Net cash provided by investing activities	-	-	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Common stock issued for services	-	-	1,000
Advances from related party	532	-	102,927

Net cash provided by financing activities	532	-	103,927

NET INCREASE IN CASH	-	-	-

CASH - beginning of period	-	-	-

CASH - end of period	$-	$-	$-

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for:
Interest	$-	$-	$-
Income taxes	$-	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Common stock issued to founder for services rendered	$-	$-	$-
Common stock issued for purchase of patents in stock	$-	$-	$-

See notes to financial statements
6

APEX 1, INC.
(f/k/a OZ SAFEROOMS TECHNOLOGIES, INC.)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
AS OF March 31, 2014
(UNAUDITED)

NOTE 1 -  INTERIM UNAUDITED FINANCIAL STATEMENTS

The balance sheet of APEX 1, Inc. (the “Company”) as of March 31, 2014, and the statements of operations and cash flows for the three months then ended, have not been audited.  However, in the opinion of management, such information includes all adjustments (consisting only of normal recurring adjustments) which are necessary to properly reflect the financial position of the Company as of March 31, 2014, and the results of its operations and cash flows for the three months then ended.

Certain information and notes normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted, although management believes that the disclosures are adequate to make the information presented not misleading.  Interim period results are not necessarily indicative of the results to be achieved for an entire year.  These financial statements should be read in conjunction with the financial statements and notes to financial statements included in the Company’s financial statements as filed on Form 10-K for the fiscal year ended December 31, 2013.

NOTE 2 - ORGANIZATION AND DESCRIPTION OF BUSINESS

APEX 1, Inc., (formerly known as OZ Saferooms Technologies, Inc.), (the “Company”), was incorporated under the laws of the State of Delaware on June 21, 2010 and has been inactive since inception. The Company intends to serve as a vehicle to effect an asset acquisition, merger, exchange of capital stock or other business combination with a domestic or foreign business. On April 21, 2011, the Company underwent a change of ownership when OZ Saferooms Technologies, Inc. (an Oklahoma corporation), (OZ-OK), purchased 100% of the Company’s common stock from the Company’s then sole shareholder. Accordingly, the Company is a wholly owned subsidiary of OZ-OK. Subsequent to the acquisition of the Company’s common stock by OZ-OK, the Company changed its name to that of its new parent entity and then changed its name again to APEX 1, Inc.

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

The accompanying financial statements have been prepared in accordance with generally accepted accounting principles for financial information and have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission for smaller reporting companies. In the opinion of management, all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the results of operations for the period from June 21, 2010 (Inception) to March 31, 2014 have been reflected herein.

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

In the unlikely event that an uncertain tax position exists in which the Company could incur income taxes, the Company would evaluate whether there is a probability that the uncertain tax position taken would be sustained upon examination by the taxing authorities. Reserve for uncertain tax positions would then be recorded if the Company determined it is probable that a position would be sustained upon examination or if a payment would have to be made to a taxing authority and the amount is reasonably estimable. As of March 31, 2013, the Company does not believe it has any uncertain tax positions that would result in the Company having a liability to the taxing authorities. The Company's tax returns are subject to examination by the regulatory tax authorities for the years ended December 31, 2013, 2012, 2011 and 2010.

BASIC EARNINGS (LOSS) PER SHARE

The Company follows ASC 260-10, "EARNINGS PER SHARE" in calculating the basic and diluted loss per share. The Company computes basic loss per share by dividing net loss and net loss attributable to common shareholders by the weighted average number of common shares outstanding. Diluted loss per share considers the effect of common equivalent shares. There were no common share equivalents at March 31, 2014 and 2013.

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

NOTE 5 - RELATED PARTY TRANSACTIONS

On April 21, 2011, pursuant to a “Share Purchase Agreement”, OZ Saferooms Technologies, Inc., an Oklahoma corporation (OZ-OK), purchased 100% of the Company’s common stock. Accordingly, the Company is a wholly owned subsidiary of OZ-OK. OZ-OK advanced the Company $99,470 to pay for operational expenses, which is the balance owed by the Company to OZ-OK as of March 31, 2014. The December 31, 2013 balance was $98,938.

NOTE 6 - SHAREHOLDER’S EQUITY

In year 2011, the Company amended its articles of incorporation to increase the number of authorized common shares to 250,000,000 from the previous amount of 100,000,000.

Upon the Company’s formation, the Board of Directors issued 10,000,000 shares of common stock for $1,000 in services to the founding shareholder of the Company.

The stockholders’ equity section of the Company’s balance sheet contains the following classes of capital stock as of March 31, 2014 and December 31, 2013.

Common stock, $ 0.0001 par value: 250,000,000 shares authorized; 10,000,000 shares issued and outstanding.

Preferred stock, $ 0.0001 par value: 5,000,000 shares authorized; but not issued and outstanding.

NOTE 7 – SUBSEQUENT EVENTS

Management has evaluated subsequent events up to and including May 16, 2014, which is the date the financial statements were available for issuance, and determined there are no subsequent event disclosures.

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

THE COMPANY'S FINANCIAL STATEMENTS AS OF MARCH 31, 2014 INCLUDES A "GOING CONCERN" DISCLOSURE NOTE THAT DESCRIBES SUBSTANTIAL DOUBT ABOUT THE COMPANY'S ABILITY TO CONTINUE AS A GOING CONCERN.

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

RESULTS OF OPERATIONS

Comparison of the three months ended March 31, 2014 with the three months ended March 31, 2013:

Revenues – The Company did not recognize any revenue in the three months ended March 31, 2014 and 2013.

Operating Expenses – Operating expenses for the three months ended March 31, 2014 totaled $400 as compared to $-0- for the three months ended March 31, 2013, an increase of $400. The increase is attributable to general and administrative expenses of $400 incurred in the three months ended March 31, 2014 that were not present during the three months ended March 31, 2013.

Loss From Operations and Net Loss – Loss from operations and net loss for the three months ended March 31, 2014 was $400 as compared to a loss of $-0- for the three months ended March 31, 2013, an increase of $400. The increase in loss from operations and net loss is attributable to $400 of general and administrative expenses incurred in the three months ended March 31, 2014 that were not present in the three months ended March 31, 2013.

Liquidity and Capital Resources – As of March 31, 2014 and December 31, 2013, the Company had no assets and had current liabilities of $99,870 and $99,470, respectively. As of March 31, 2014 and December 31, 2013, the aforementioned current liabilities primarily consisted of funds advanced to the Company by its parent to fund operating expenses. As of March 31, 2014 and December 31, 2013, the Company had a working capital deficit of $99,870 and $99,470, respectively. Net cash used in operating activities was $532 for the three months ended March 31, 2014, compared to $-0- for the three months ended March 31, 2013. This $532 increase in cash used in operating activities is attributable to the $532 of accrued expenses paid in the three months ended March 31, 2014 which were not present in the three months ended March 31, 2013. The Company did not have any investing activities in the three months ended March 31, 2014 and 2013. The Company’s net cash provided by financing activities was $532 for the three months ended March 31, 2014 and $-0- for the three months ended March 31, 2013. The $532 of funds was provided by the Company’s parent in the three months ended March 31, 2014.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

An investment in the company is highly speculative in nature and involves an extremely high degree of risk.

Our Business Is Difficult To Evaluate Because We Have No Operating History.

As we have no operating history or revenue and no assets, there is a risk that we will be unable to continue as a going concern and consummate a business combination. We have had no recent operating history nor any revenues or earnings from operations since inception. We have no significant assets or financial resources. We will, in all likelihood, sustain operating expenses without corresponding revenues, at least until the consummation of a business combination. This may result in our incurring a net operating loss that will increase continuously until we can consummate a business combination with a profitable business opportunity.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as that term is defined in Rule 13a-15(f) under the Exchange Act. Under the supervision and with the participation of our management, including our principal executive and principal financial officer, we assessed, as of March 31, 2014, the effectiveness of our internal control over financial reporting. This assessment was based on criteria established in the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

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

Management’s Report on Internal Control Over Financial Reporting

Our management, which is comprised of our chief executive officer who also serves as the Company’s chief financial officer (our principal executive officer and our principal financial and accounting officer) conducted an evaluation of the effectiveness of our internal control over financial reporting as of March 31, 2014 based on the framework stated by the Committee of Sponsoring Organizations of the Treadway Commission.

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

Based on its evaluation as of March 31, 2014, our management concluded that our internal controls over financial reporting were not effective. A material weakness is a deficiency, or a combination of control efficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

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

Changes in internal controls

Our management, with the participation our Chief Executive Officer and Chief Financial Officer, performed an evaluation to determine whether any change in our internal controls over financial reporting occurred during the three-month period ended March 31, 2014.  Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that no change occurred in the Company's internal controls over financial reporting during the three months ended March 31, 2014 that has materially affected, or is reasonably likely to materially affect, the Company's internal controls over financial reporting.

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

Item 4. Mining Safety Disclosures.

None.

Item 5. Other Information.

None.

Item 6. Exhibits.

Incorporated by reference
Exhibit	Exhibit Description	Filed herewith	Form	Period ending	Exhibit	Filing date
3.1	Certificate of Incorporation		10		3.1	9/8/2010
3.2	By-Laws		10		3.2	9/8/2010
4.1	Specimen Stock Certificate		10		4.1	9/8/2010
31	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
32	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
101.INS	XBRL Instance Document	X
101.SCH	XBRL Taxonomy Extension Schema Document	X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document	X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Definition	X

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

APEX 1, INC. (f/k/a OZ SAFEROOMS TECHNOLOGIES, INC.)

Dated: May 19, 2014

By: /s/ Andrew J. Zagorski Andrew J. Zagorski, Chief Executive Officer (Principal Executive Officer) and Chairman of the Board of Directors

