Form 10-Q
period 2014-06-30
APEX 1 INC.
filed 2014-08-18
CIK 1500861

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2014
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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of August 12, 2014, the issuer had 10,000,000 shares of its common stock issued and outstanding.

1

2

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

APEX 1, INC. (f/k/a OZ SAFEROOMS TECHNOLOGIES, INC.)
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS

	June 30,	December 31,
	2014	2013
	(Unaudited)

ASSETS
Current Assets:
Cash	$-	$-

Total Current Assets	-	-

Total Assets	$-	$-

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities:
Accrued expenses	$-	$532
Due to related party	114,542	98,938
Total Current Liabilities	114,542	99,470

Total Liabilities	114,542	99,470

Stockholders' Deficit
Preferred stock, $0.0001 par value, 5,000,000 shares
authorized none issued and outstanding	$-	$-
Common stock, $0.0001 par value, 250,000,000 shares
authorized 10,000,000 issued and outstanding, respectively	1,000	1,000
Deficit accumulated during development stage	(115,542)	(100,470)

Total Stockholders' Deficit	(114,542)	(99,470)

Total Liabilities and Stockholders' Deficit	$-	$-

See notes to financial statements

APEX 1, INC. (f/k/a OZ SAFEROOMS TECHNOLOGIES, INC.) (A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2014 AND 2013 (Unaudited)
	3-Months Ended		6-Months Ended		Cumulative Since Inception to
	June 30 2014	June 30 2013	June 30 2014	June 30 2013	June 30 2014
Revenues	$-	$-	$-	$-	$-
Operating Expenses:
General & Administrative	2,172	1,764	2,572	1,764	18,342
Professional fees	12,500	14,500	12,500	14,500	95,200
Organization and related expenses	-	-	-	-	5,457
Total Operating Expenses	14,672	16,264	15,072	16,264	118,999
Loss from operations	(14,672)	(16,264)	(15,072)	(16,264)	(118,999)
Other Income – Cancellation of debt	-	-	-	-	3,457
Net loss	$(14,672)	$(16,264)	$(15,072)	$(16,264)	$(115,542)
Net Loss per share-Basic and diluted	$-	$-	$-	$-	$(0.01)
Weighted average shares outstanding ( basic and diluted)	10,000,000	10,000,000	10,000,000	10,000,000	10,000,000

See notes to financial statements.

APEX 1, INC. (f/k/a OZ SAFEROOMS TECHNOLOGIES, INC.) (A DEVEOPMENT STAGE COMPANY) STATEMENTS OF CASH FLOWS FOR THE SIX MONTH PERIODS ENDED JUNE 30, 2014 AND 2013 (Unaudited)
	6-Months Ended	6-Months Ended	Cumulative Since Inception to
	June 30	June 30	June 30
	2014	2013	2014

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(15,072)	$(16,264)	$(115,542)
Adjustments to reconcile net loss from operations to net cash used in operating activities:
Cancellation of debt income	-	-	(3,457)
Common stock issued for service	-	-	1,000

Changes in operating assets and liabilities:
Increase (decrease) in accrued expenses	-	(2,000)	-

Net cash used in operating activities	(15,072)	(18,264)	(117,999)

CASH FLOWS FROM INVESTING ACTIVITIES:

Net cash provided by investing activities	-	-	-

CASH FLOWS FROM FINANCING ACTIVITIES:

Advances from related party	15,072	18,264	117,999

Net cash provided by financing activities	15,072	18,264	117,999

NET INCREASE IN CASH	-	-	-

CASH - beginning of period	-	-	-

CASH - end of period	$-	$-	$-

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for:
Interest	$-	$-	$-
Income taxes	$-	$-	$-

See notes to financial statements

APEX 1, INC. (f/k/a OZ SAFEROOMS TECHNOLOGIES, INC.)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
As of June 30, 2014
(UNAUDITED)

NOTE 1 -  INTERIM UNAUDITED FINANCIAL STATEMENTS

The balance sheet of APEX 1, Inc. (the “Company”) as of June 30, 2014, and the statements of operations and cash flows for the six months then ended, have not been audited.  However, in the opinion of management, such information includes all adjustments (consisting only of normal recurring adjustments) which are necessary to properly reflect the financial position of the Company as of June 30, 2014, and the results of its operations and cash flows for the six months then ended.

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

The accompanying financial statements have been prepared in accordance with generally accepted accounting principles for financial information and have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission for smaller reporting companies. In the opinion of management, all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the results of operations for the period from June 21, 2010 (Inception) to June 30, 2014 have been reflected herein.

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

In the unlikely event that an uncertain tax position exists in which the Company could incur income taxes, the Company would evaluate whether there is a probability that the uncertain tax position taken would be sustained upon examination by the taxing authorities. Reserve for uncertain tax positions would then be recorded if the Company determined it is probable that a position would be sustained upon examination or if a payment would have to be made to a taxing authority and the amount is reasonably estimable. As of June 30, 2013, the Company does not believe it has any uncertain tax positions that would result in the Company having a liability to the taxing authorities. The Company's tax returns are subject to examination by the regulatory tax authorities for the years ended December 31, 2013, 2012, 2011, and 2010.

BASIC EARNINGS (LOSS) PER SHARE

The Company follows ASC 260-10, "EARNINGS PER SHARE" in calculating the basic and diluted loss per share. The Company computes basic loss per share by dividing net loss and net loss attributable to common shareholders by the weighted average number of common shares outstanding. Diluted loss per share considers the effect of common equivalent shares. There were no common share equivalents at June 30, 2014 and 2013.

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

The ability of the Company to continue as a going concern is dependent upon its ability to successfully accomplish the plans described in the preceding paragraph and eventually secure other sources of financing and attain profitabl operations. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 5 - RELATED PARTY TRANSACTIONS

On April 21, 2011, pursuant to a “Share Purchase Agreement”, OZ Saferooms Technologies, Inc., an Oklahoma corporation (OZ-OK), purchased 100% of the Company’s common stock. Accordingly, the Company is a wholly owned subsidiary of OZ-OK. OZ-OK advanced the Company $114,542 to pay for operational expenses, which is the balance owed by the Company to OZ-OK as of June 30, 2014.

NOTE 6 - SHAREHOLDER’S EQUITY

In year 2011, the Company amended its articles of incorporation to increase the number of authorized common shares to 250,000,000 from the previous amount of 100,000,000.

Upon the Company’s formation, the Board of Directors issued 10,000,000 shares of common stock for $1,000 in services to the founding shareholder of the Company.

The stockholders’ equity section of the Company’s balance sheet contains the following classes of capital stock as of June 30, 2014 and December 31, 2013.

Common stock, $ 0.0001 par value: 250,000,000 shares authorized; 10,000,000 shares issued and outstanding.

Preferred stock, $ 0.0001 par value: 5,000,000 shares authorized; but not issued and outstanding.

NOTE 7 – SUBSEQUENT EVENTS

Management has evaluated subsequent events up to and including August 12, 2014, which is the date the financial statements were available for issuance, and determined there are no subsequent event disclosures.

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

THE COMPANY'S FINANCIAL STATEMENTS AS OF JUNE 30, 2014 INCLUDES A "GOING CONCERN" DISCLOSURE NOTE THAT DESCRIBES SUBSTANTIAL DOUBT ABOUT THE COMPANY'S ABILITY TO CONTINUE AS A GOING CONCERN.

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

RESULTS OF OPERATIONS

Comparison of the three and six months ended June 30, 2014 with the three and six months ended June 30, 2013:

Revenues – The Company did not recognize any revenue in the three and six months ended June 30, 2014 and 2013.

Operating Expenses – Operating expenses for the six and three months ended June 30, 2014 totaled $15,072 and $14,672, respectively, as compared to $16,264 for the six and three months ended June 30, 2013, a decrease of $1,192 and $1,592, respectively. The decrease is comprised of (a) an increase in general and administrative expenses of $808 and $408, respectively, and (b) a decrease in professional fees of $2,000 and $2,000, respectively, incurred in the six and three months ended June 30, 2014 as compared to the six and three months ended June 30, 2013.

Loss From Operations and Net Loss – Loss from operations and net loss for the six and three months ended June 30, 2014 was $15,072 and $14,672, respectively, as compared to $16,264 for the six and three months ended June 30, 2013, a decrease of $1,192 and $1,592, respectively. The decrease in loss from operations and net loss is comprised of the change in operating expenses referred to in the preceding paragraph.

Liquidity and Capital Resources – As of June 30, 2014 and December 31, 2013, the Company had no assets and had current liabilities of $114,542 and $99,470, respectively. As of June 30, 2014 and December 31, 2013, $114,542 and $98,938, respectively, of the aforementioned current liabilities consisted of funds advanced to the Company by its parent to fund operating expenses and the other current liabilities of $-0- and $532, respectively, consisted of accrued expenses. As of June 30, 2014 and December 31, 2013, the Company had a working capital deficit of $114,542 and $99,470, respectively. Net cash used in operating activities was $15,072 and $18,264, respectively, for the six months ended June 30, 2014 and 2013. This $3,192 decrease in cash used in operating activities is attributable to (a) a decrease of $1,192 in net loss in 2014 and (b) a decrease of $2,000 of accrued expenses in 2013. The Company did not have any investing activities in the six months ended June 30, 2014 and 2013. The Company’s parent was the source for the net cash provided by financing activities of $15,072 and $18,264, respectively, for the six months ended June 30, 2014 and 2013.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as that term is defined in Rule 13a-15(f) under the Exchange Act. Under the supervision and with the participation of our management, including our principal executive and principal financial officer, we assessed, as of June 30, 2014, the effectiveness of our internal control over financial reporting. This assessment was based on criteria established in the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

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

Management’s Report on Internal Control Over Financial Reporting

Our management, which is comprised of our chief executive officer who also serves as the Company’s chief financial officer (our principal executive officer and our principal financial and accounting officer) conducted an evaluation of the effectiveness of our internal control over financial reporting as of June 30, 2014 based on the framework stated by the Committee of Sponsoring Organizations of the Treadway Commission.

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

Based on its evaluation as of June 30, 2014, our management concluded that our internal controls over financial reporting were not effective. A material weakness is a deficiency, or a combination of control efficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

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

Changes in internal controls

Our management, with the participation our Chief Executive Officer and Chief Financial Officer, performed an evaluation to determine whether any change in our internal controls over financial reporting occurred during the six-month period ended June 30, 2014.  Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that no change occurred in the Company's internal controls over financial reporting during the six months ended June 30, 2014 that has materially affected, or is reasonably likely to materially affect, the Company's internal controls over financial reporting.

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

Dated: August 18, 2014

By: /s/ Andrew J. Zagorski Andrew J. Zagorski, Chief Executive Officer (Principal Executive Officer) and Chairman of the Board of Directors

