Form 10-Q
period 2014-09-30
APEX 1 INC.
filed 2014-11-18
CIK 1500861

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2014
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

1

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of November 17, 2014, the issuer had 10,000,000 shares of its common stock issued and outstanding.

2

3

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

APEX 1, INC. (f/k/a OZ SAFEROOMS TECHNOLOGIES, INC.)
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS
	September 30,	December 31,
	2014	2013
	(Unaudited)
ASSETS
Current Assets:
Cash	$-	$-

Total Current Assets	-	-

Total Assets	$-	$-

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities:
Accrued expenses	$1,000	$532
Due to related party	117,878	98,938
Total Current Liabilities	118,878	99,470

Total Liabilities	118,878	99,470

Stockholders' Deficit
Preferred stock, $0.0001 par value, 5,000,000 shares
authorized none issued and outstanding	$-	$-
Common stock, $0.0001 par value, 250,000,000 shares
authorized 10,000,000 issued and outstanding, respectively	1,000	1,000
Deficit accumulated during development stage	(119,878)	(100,470)

Total Stockholders' Deficit	(118,878)	(99,470)

Total Liabilities and Stockholders' Deficit	$-	$-
See notes to financial statements
5

APEX 1, INC. (f/k/a OZ SAFEROOMS TECHNOLOGIES, INC.) (A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2014 AND 2013 (Unaudited)
	3-Months Ended		9-Months Ended		Cumulative Since Inception to
	September 30, 2014	September 30, 2013	September 30, 2014	September 30, 2013	September 30, 2014
Revenues	$—	$—	$—	$—	$—
Operating Expenses:
General & Administrative	836	1,308	3,408	3,072	19,178
Professional fees	3,500	3,500	16,000	18,000	98,700
Organization and related expenses	—	—	—	—	5,457
Total Operating Expenses	4,336	4,808	19,408	21,072	123,335
Loss from operations	(4,336)	(4,808)	(19,408)	(21,072)	(123,335)
Other Income – Cancellation of debt	—	—	—	—	3,457
Net loss	$(4,336)	$(4,808)	$(19,408)	$(21,072)	$(119,878)
Net Loss per share-Basic and diluted	$—	$—	$—	$—
Weighted average shares outstanding ( basic and diluted)	10,000,000	10,000,000	10,000,000	10,000,000

See notes to financial statements.

APEX 1, INC. (f/k/a OZ SAFEROOMS TECHNOLOGIES, INC.) (A DEVEOPMENT STAGE COMPANY) STATEMENTS OF CASH FLOWS FOR THE NINE MONTH PERIODS ENDED SEPTEMBER 30, 2014 AND 2013 (Unaudited)
	9-Months Ended	9-Months Ended	Cumulative Since Inception to
	September 30,	September 30,	September 30,
	2014	2013	2014

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(19,408)	$(21,072)	$(119,878)
Adjustments to reconcile net loss from operations to net cash used in operating activities:
Cancellation of debt income	—	—	(3,457)
Common stock issued for service		—	1,000

Changes in operating assets and liabilities:
Increase (decrease) in accrued expenses	1,000	(4,500)	1,000

Net cash used in operating activities	(18,408)	(25,572)	(121,335)

CASH FLOWS FROM INVESTING ACTIVITIES:

Net cash provided by investing activities	—	—	—

CASH FLOWS FROM FINANCING ACTIVITIES:

Advances from related party	18,408	25,572	121,335

Net cash provided by financing activities	18,408	25,572	121,335

NET INCREASE IN CASH	—	—	—

CASH - beginning of period	—	—	—

CASH - end of period	$—	$—	$—

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for:
Interest	$—	$—	$—
Income taxes	$—	$—	$—

See notes to financial statements.
7

APEX 1, INC. (f/k/a OZ SAFEROOMS TECHNOLOGIES, INC.)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
As of September 30, 2014
(UNAUDITED)

NOTE 1 -  INTERIM UNAUDITED FINANCIAL STATEMENTS

The balance sheet of APEX 1, Inc. (the “Company”) as of September 30, 2014, and the statements of operations and cash flows for the three and nine months then ended, have not been audited.  However, in the opinion of management, such information includes all adjustments (consisting only of normal recurring adjustments) which are necessary to properly reflect the financial position of the Company as of September 30, 2014, and the results of its operations and cash flows for the three and nine months then ended.

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

The accompanying financial statements have been prepared in accordance with generally accepted accounting principles for financial information and have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission for smaller reporting companies. In the opinion of management, all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the results of operations for the period from June 21, 2010 (Inception) to September 30, 2014 have been reflected herein.

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

In the unlikely event that an uncertain tax position exists in which the Company could incur income taxes, the Company would evaluate whether there is a probability that the uncertain tax position taken would be sustained upon examination by the taxing authorities. Reserve for uncertain tax positions would then be recorded if the Company determined it is probable that a position would be sustained upon examination or if a payment would have to be made to a taxing authority and the amount is reasonably estimable. As of September 30, 2014, the Company does not believe it has any uncertain tax positions that would result in the Company having a liability to the taxing authorities. The Company's tax returns are subject to examination by the regulatory tax authorities for the years ended December 31, 2013, 2012, 2011, and 2010.

BASIC EARNINGS (LOSS) PER SHARE

The Company follows ASC 260-10, "EARNINGS PER SHARE" in calculating the basic and diluted loss per share. The Company computes basic loss per share by dividing net loss and net loss attributable to common shareholders by the weighted average number of common shares outstanding. Diluted loss per share considers the effect of common equivalent shares. There were no common share equivalents at September 30, 2014 and 2013.

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

IMPACT OF NEW ACCOUNTING STANDARDS

On June 10, 2014 the FASB issued ASU 2014-10, Development Stage Entities, (Topic 915), which eliminates the concept of a development stage entity (DSE) in its entirety from current accounting guidance. The removal of the DSE reporting requirements are effective for public entities for annual reporting periods beginning after December 15, 2014, and interim periods therein. Early adoption of the new standard is permitted. The Company has not opted for early adoption.

The Company does not expect the adoption of any other recently issued accounting pronouncements to have a significant impact on the Company's results of operations, financial position, or cash flows.

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

NOTE 5 - RELATED PARTY TRANSACTIONS

On April 21, 2011, pursuant to a “Share Purchase Agreement”, OZ Saferooms Technologies, Inc., an Oklahoma corporation (OZ-OK), purchased 100% of the Company’s common stock. Accordingly, the Company is a wholly owned subsidiary of OZ-OK. OZ-OK advanced the Company $117,878 to pay for operational expenses, which is the balance owed by the Company to OZ-OK as of September 30, 2014.

NOTE 6 - SHAREHOLDER’S EQUITY

In year 2011, the Company amended its articles of incorporation to increase the number of authorized common shares to 250,000,000 from the previous amount of 100,000,000.

Upon the Company’s formation, the Board of Directors issued 10,000,000 shares of common stock for $1,000 in services to the founding shareholder of the Company.

The stockholders’ equity section of the Company’s balance sheet contains the following classes of capital stock as of September 30, 2014 and December 31, 2013.

Common stock, $ 0.0001 par value: 250,000,000 shares authorized; 10,000,000 shares issued and outstanding.

Preferred stock, $ 0.0001 par value: 5,000,000 shares authorized; but not issued and outstanding.

NOTE 7 – SUBSEQUENT EVENTS

Management has evaluated subsequent events up to and including November 17, 2014, which is the date the financial statements were available for issuance, and determined there are no subsequent event disclosures.

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

THE COMPANY'S FINANCIAL STATEMENTS AS OF SEPTEMBER 30, 2014 INCLUDES A "GOING CONCERN" DISCLOSURE NOTE THAT DESCRIBES SUBSTANTIAL DOUBT ABOUT THE COMPANY'S ABILITY TO CONTINUE AS A GOING CONCERN.

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

RESULTS OF OPERATIONS

Comparison of the three and nine months ended September 30, 2014 with the three and nine months ended September 30, 2013:

Revenues – The Company did not recognize any revenue in the three and nine months ended September 30, 2014 and 2013.

Operating Expenses – Operating expenses for the nine and three months ended September 30, 2014 totaled $19,408 and $4,336, respectively, as compared to $21,072 and $4,808 for the nine and three months ended September 30, 2013, a decrease of $1,664 and $472, respectively. The decrease is comprised of (a) an increase in general and administrative expenses of $336 and a decrease of $472, respectively, and (b) a decrease in professional fees of $2,000 and $-0-, respectively, incurred in the nine and three months ended September 30, 2014 as compared to the nine and three months ended September 30, 2013.

Loss From Operations and Net Loss – Loss from operations and net loss for the nine and three months ended September 30, 2014 was $19,408 and $4,336, respectively, as compared to $21,072 and $4,808 for the nine and three months ended September 30, 2013, a decrease of $1,664 and $472, respectively. The details of the decrease in loss from operations and net loss is explained in the preceding paragraph.

Liquidity and Capital Resources – As of September 30, 2014 and December 31, 2013, the Company had no assets and had current liabilities of $118,878 and $99,470, respectively. As of September 30, 2014 and December 31, 2013, $117,878 and $98,938, respectively, of the aforementioned current liabilities consisted of funds advanced to the Company by its parent to fund operating expenses and the other current liabilities of $1,000 and $532, respectively, consisted of accrued expenses. As of September 30, 2014 and December 31, 2013, the Company had a working capital deficit of $118,878 and $99,470, respectively. Net cash used in operating activities was $18,408 and $25,572, respectively, for the nine months ended September 30, 2014 and 2013. This $7,164 decrease in cash used in operating activities is attributable to (a) a decrease of $1,664 in net loss and (b) an increase of $5,550 in accrued expenses. The Company did not have any investing activities in the nine months ended September 30, 2014 and 2013. The Company’s parent was the source for the net cash provided by financing activities of $18,408 and $25,572, respectively, for the nine months ended September 30, 2014 and 2013.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as that term is defined in Rule 13a-15(f) under the Exchange Act. Under the supervision and with the participation of our management, including our principal executive and principal financial officer, we assessed, as of September 30, 2014, the effectiveness of our internal control over financial reporting. This assessment was based on criteria established in the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

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

Management’s Report on Internal Control Over Financial Reporting

Our management, which is comprised of our chief executive officer who also serves as the Company’s chief financial officer (our principal executive officer and our principal financial and accounting officer) conducted an evaluation of the effectiveness of our internal control over financial reporting as of September 30, 2014 based on the framework stated by the Committee of Sponsoring Organizations of the Treadway Commission.

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

Based on its evaluation as of September 30, 2014, our management concluded that our internal controls over financial reporting were not effective. A material weakness is a deficiency, or a combination of control efficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

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

Changes in internal controls

Our management, with the participation our Chief Executive Officer and Chief Financial Officer, performed an evaluation to determine whether any change in our internal controls over financial reporting occurred during the nine-month period ended September 30, 2014.  Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that no change occurred in the Company's internal controls over financial reporting during the nine months ended September 30, 2014 that has materially affected, or is reasonably likely to materially affect, the Company's internal controls over financial reporting.

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

Dated: November 18, 2014

By: /s/ Andrew J. Zagorski Andrew J. Zagorski, Chief Executive Officer (Principal Executive Officer) and Chairman of the Board of Directors

