Form 10-K
period 2014-12-31
APEX 1 INC.
filed 2015-09-18
CIK 1500861

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

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

1

Check whether the issuer is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

The aggregate market value of the common stock held by non-affiliates of the issuer was $0.00 on December 31, 2014.

APPLICABLE ONLY TO CORPORATE REGISTRANTS

As of September 17, 2015 there were 10,000,000 shares of common stock, par value $.0001, outstanding.

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

Item 4. Submission of Matters to Vote of Security Holders.

For the period from the inception of the Company on June 21, 2010 to December 31, 2014 there have been no matters submitted to the vote of the security holders.

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

THE INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM'S REPORT ON THE COMPANY'S FINANCIAL STATEMENTS AS OF DECEMBER 31, 2014 INCLUDES A "GOING CONCERN" EXPLANATORY PARAGRAPH THAT DESCRIBES SUBSTANTIAL DOUBT ABOUT THE COMPANY'S ABILITY TO CONTINUE AS A GOING CONCERN.

RESULTS OF OPERATIONS

Comparison of the year ended December 31, 2014 with the year ended December 31, 2013:

Revenues – The Company did not recognize any revenue in years 2014 and 2013.

Operating Expenses – Operating expenses for the year ended December 31, 2014 totaled $23,151 as compared to $25,933 for the period ended December 31, 2013, a decrease of $2,782 or 10.7%. The decrease in operating expenses is attributable to a reduction in professional fees of $3,000 partially offset by an increase in general and administrative expenses of $218.

Loss From Operations and Net Loss – Loss from operations and net loss for the year ended December 31, 2014 was $23,151 as compared to a loss from operations and net loss of $25,933 for the period ended December 31, 2013, a decrease of $2,782 or 10.7%. The decrease in loss from operations and net loss is attributable to a decrease in professional fees of $3,000 partially offset by an increase in general and administrative expenses of $218.

Liquidity and Capital Resources – As of December 31, 2014 and 2013, the Company had no assets and had current liabilities of $122,621 and $99,470, respectively. As of December 31, 2014, current liabilities consisted of $121,378 advanced to the Company by its parent to fund operating expenses and $1,243 of accrued general and administrative expenses. As of December 31, 2013, current liabilities consisted of $98,938 advanced to the Company by its parent to fund operating expenses and $532 of accrued general and administrative expenses. As of December 31, 2014 and 2013, the Company had a working capital deficit of $122,621 and $99,470, respectively. Net cash used in operating activities was $22,440 for the year ended December 31, 2014, compared to $30,901 for the period ended December 31, 2013. This $8,461 decrease in cash used in operating activities is primarily related to a $2,782 decrease in net loss in 2014 and a $711 increase in accrued expenses in 2014 versus a decrease in accrued expenses of $4,968 in 2013. The Company did not have any investing activities in years 2014 and 2013. The Company’s net cash provided by financing activities was $22,440 for the year ended December 31, 2014 and $30,901 for the year ended December 31, 2013. The funds were provided by the Company’s parent in 2014 and 2013.

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

Item 9A(T). Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as that term is defined in Rule 13a-15(f) under the Exchange Act. Under the supervision and with the participation of our management, including our principal executive and principal financial officer, we assessed, as of December 31, 2014, the effectiveness of our internal control over financial reporting. This assessment was based on criteria established in the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

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

Management’s Report on Internal Control Over Financial Reporting

Our management, which is comprised of our chief executive officer who also serves as the Company’s chief financial officer (our principal executive officer and our principal financial and accounting officer) conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2014 based on the framework stated by the Committee of Sponsoring Organizations of the Treadway Commission.

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

Based on its evaluation as of December 31, 2014, our management concluded that our internal controls over financial reporting were not effective. A material weakness is a deficiency, or a combination of control efficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

The material weakness relates to the following:

1.	Lack of a formal accounting department – We do not have an accounting department. We engaged an outside independent certified public accountant (CPA) to prepare our books and records and financial statements on a quarterly basis through September 30, 2014 and an independent bookkeeper for the three months ended December 31, 2014 and to prepare the December 31, 2014 year-end financial statements. Due to the relative lack of inactivity, the accounting transactions are only recorded quarterly and annually and not when the transactions occur.
2.	Lack of segregation of duties – The chief executive officer also serves as the Company’s chief financial officer although his experience and training are not in the accounting and financial industries. He approves all financial transactions including vendor invoices and payment of said invoices without any concurrent external review.

In order to mitigate the aforementioned material weaknesses to the fullest extent possible, the Company engaged an independent CPA who analyzed the transactions quarterly through September 30, 2014 and prepared the Company’s financial statements for the first three quarters of 2014. The Company hired an independent bookkeeper to prepare the financial records for the quarter ended December 31, 2014 and to prepare the financial statements for the year ended December 31, 2014.

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

Changes in Internal Controls over Financial Reporting

There have been no significant changes to the Company’s internal controls over financial reporting that occurred during our last fiscal quarter of the year ended December 31, 2014, that materially affected, or were reasonably likely to materially affect, our internal controls over financial reporting.

Item 9B. Other Information.

Not applicable.

PART III

Item 10. Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act.

(a) Identification of Directors and Officers.

A. Identification of Directors and Officers. The current officers and directors will serve for one year or until their respective successors are elected and qualified. They are:

Name	Age	Position(s)

Andrew J. Zagorski	64	Chairman of the Board of Directors, Chief Executive Officer, President, Secretary and Treasurer

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

Based solely on the Company’s review of the copies of the forms received by it during the fiscal year ended December 31, 2014 and written representations that no other reports were required, the Company believes that believes that no person who, at any time during such fiscal year, was a director, officer or beneficial owner of more than 10% of the Company’s common stock failed to comply with all Section 16(a) filing requirements during such fiscal years.

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

The following table sets forth, as of September 17, 2015, the number of shares of Common Stock owned of record and beneficially by executive officers, directors and persons who hold 5% or more of the outstanding Common Stock of the Company. Also included are the shares held by all executive officers and directors as a group.

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

Item 14. Principal Accounting Fees and Services.

DeLeon and Company, P.A. (“DELEON”) was the Company’s independent registered public accounting firm during 2014 and audited the 2013 financial statements and reviewed the financial statements for the three quarters ended September 30, 2014 and 2013.

Audit Fees

The Company’s auditor, DELEON, charged the Company $9,000 for the 2013 audit and $9,000 for the 2014. DELEON charged the company $2,500 per quarter ($7,500 in the aggregate) for the reviews of the Company’s financial statements for the three quarters ended September 30, 2013 and $2,500 per quarter ($7,500 in the aggregate) for the reviews of the Company’s financial statements for the three quarters ended September 30, 2014.

Tax Fees

There were no fees billed by DELEON for professional services for tax compliance, tax advice, and tax planning for the fiscal years ended December 31, 2014 and 2013.

All Other Fees

There were no fees billed by DELEON for other products and services for the fiscal years ended December 31, 2014 and 2013.

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

APEX 1, INC.

Dated: September 17, 2015	/s/ Andrew Zagorski
Andrew Zagorski
President and Director
Principal Executive Officer
Principal Financial Officer

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

	Title	Date
/s/ Andrew Zagorski
Andrew Zagorski	President, Secretary, Chief	September 17, 2015
Financial Officer and Sole Director

APEX 1, INC.

FORMERLY OZ SAFEROOMS TECHNOLOGIES, INC.

FINANCIAL STATEMENTS

AS OF AND FOR THE YEARS ENDED DECEMBER 31, 2014 AND 2013

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders’ of

Apex 1, Inc.

We have audited the accompanying balance sheets of Apex 1, Inc., (formerly known as OZ Saferooms Technologies, Inc.) as of December 31, 2014 and 2013, and the related statements of operations, stockholders’ equity, and cash flows for the two years then ended. Apex 1, Inc.’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Apex 1, Inc. as of December 31, 2014 and 2013, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

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

De Leon & Company, P.A.

Pembroke Pines, Florida

September 10, 2015

APEX 1, INC. FORMERLY OZ SAFEROOMS TECHNOLOGIES, INC.

BALANCE SHEETS

	December 31, 2014	December 31, 2013

ASSETS
Current Assets:
Cash	$-	$-

Total Current Assets	-	-

Total Assets	$-	$-

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities:
Accrued expenses	$1,243	$532
Due to related party	121,378	98,938
Total Current Liabilities	122,621	99,470

Total Liabilities	122,621	99,470

Stockholders' Deficit
Preferred stock, $0.0001 par value, 5,000,000 shares authorized
none issued and outstanding	-	-
Common stock, $0.0001 par value, 250,000,000 shares authorized
10,000,000 shares issued and outstanding	1,000	1,000
Accumulated deficit	(123,621)	(100,470)

Total Stockholders' Deficit	(122,621)	(99,470)

Total Liabilities and Stockholders' Deficit	$-	$-

See notes to financial statements

APEX 1, INC.

FORMERLY OZ SAFEROOMS TECHNOLOGIES, INC.

STATEMENTS OF OPERATIONS

	For The Year Ended	For the Year Ended
	December 31, 2014	December 31, 2013

Revenues	$-	$-

Operating Expenses
General & Administrative	4,651	4,433
Professional fees	18,500	21,500

Total Operating Expenses	23,151	25,933

Loss from operations	(23,151)	(25,933)

Net Loss	$(23,151)	$(25,933)

Net Loss per share - Basic and diluted	$-	$-

Weighted Average Shares Outstanding
- Basic and diluted	10,000,000	10,000,000

See notes to financial statements

APEX 1, INC.

FORMERLY OZ SAFEROOMS TECHNOLOGIES, INC.
Statement of Changes in Stockholders’ Equity (Deficit)
For the Years Ended December 31, 2014 and 2013

	Common Stock	Common Stock Amount	Additional Paid-in Capital	Deficit Accumulated During Development Stage	Total
Balance, December 31, 2012	10,000,000	1,000	-	(74,537)	(73,537)

Net loss, December 31, 2013	-	-	-	(25,933)	(25,933)
Balance, December 31, 2013	10,000,000	1,000	-	(100,470)	(99,470)

Net loss, December 31, 2014	-	-	-	(23,151)	(23,151)
Balance, December 31, 2014	10,000,000	1,000	-	(123,621)	(122,621)

See notes to financial statements

APEX 1, INC.
FORMERLY OZ SAFEROOMS TECHNOLOGIES, INC.
STATEMENTS OF CASH FLOWS

	Year	Year
	Ended	Ended
	December 31,	December 31,
	2014	2013

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(23,151)	$(25,933)
Adjustments to reconcile net loss from operations to net cash used in operating activities:

Cancellation of debt income	—	—

Changes in operating assets and liabilities:
Increase (decrease) in accrued expenses	711	(4,968)

Net cash used in operating activities	(22,440)	(30,901)

CASH FLOWS FROM INVESTING ACTIVITIES:

Net cash provided by investing activities	—	—

CASH FLOWS FROM FINANCING ACTIVITIES:

Common stock issued for services	—	—
Advances from related party	22,440	30,901

Net cash provided by financing activities	22,440	30,901

NET INCREASE IN CASH	—	—

CASH - beginning of period	—	—

CASH - end of period	$—	$—

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

In the unlikely event that an uncertain tax position exists in which the Company could incur income taxes, the Company would evaluate whether there is a probability that the uncertain tax position taken would be sustained upon examination by the taxing authorities. Reserve for uncertain tax positions would then be recorded if the Company determined it is probable that a position would be sustained upon examination or if a payment would have to be made to a taxing authority and the amount is reasonably estimable. As of December 31, 2014, the Company does not believe it has any uncertain tax positions that would result in the Company having a liability to the taxing authorities. The Company's tax returns are subject to examination by the federal and state tax authorities for the years ended December 31, 2014, 2013, 2012 and 2011.

Basic Earnings (Loss) per Share

The Company follows ASC 260-10, "EARNINGS PER SHARE" in calculating the basic and diluted loss per share. The Company computes basic loss per share by dividing net loss and net loss attributable to common shareholders by the weighted average number of common shares outstanding. Diluted loss per share considers the effect of common equivalent shares. There were no common share equivalents at December 31, 2014 and 2013.

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

Impact of New Accounting Standards

On June 10, 2014 the FASB issued ASU 2014-10, Development Stage Entities, (Topic 915), which eliminates the concept of a development stage entity (DSE) in its entirety from current accounting guidance. The removal of the DSE reporting requirements are effective for public entities for annual reporting periods beginning after December 15, 2014, and interim periods therein. Early adoption of the new standard is permitted and it was adopted by the Company in the quarter ended December 31, 2014.

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

NOTE 4. RELATED PARTY TRANSACTIONS

On April 21, 2011, pursuant to a “Share Purchase Agreement”, OZ Saferooms Technologies, Inc., an Oklahoma corporation (OZ-OK), purchased 100% of the Company’s common stock. Accordingly, the Company is a wholly owned subsidiary of OZ-OK. As of December 31, 2014 and 2013, OZ-OK advanced the Company $121,378 and $98,938, respectively, to pay for operational expenses.

NOTE 5.   SHAREHOLDER’S EQUITY

In year 2011, the Company amended its articles of incorporation to increase the number of authorized common shares to 250,000,000 from the previous amount of 100,000,000.

Upon the Company’s formation, the Board of Directors issued 10,000,000 shares of common stock for $1,000 in services to the founding shareholder of the Company.

The 2014 and 2013 stockholders’ equity section of the Company’s balance sheet contains the following classes of capital stock as of December 31, 2013 and 2012.

Common stock, $ 0.0001 par value: 100,000,000 shares authorized; 10,000,000 shares issued and outstanding.

Preferred stock, $ 0.0001 par value: 5,000,000 shares authorized; but not issued and outstanding.

NOTE 6 - INCOME TAXES

A reconciliation of the differences between the effective income tax rate and the statutory federal tax rate for the years ended December 31, 2014 and 2013 are as follows:

	2014	2013
Tax benefit at U.S. statutory rate	34.00%	34.00%
State taxes, net of federal benefit	—	—
Change in valuation allowance	(34.00)	(34.00)

The tax effect of temporary differences that give rise to the deferred tax asset and liabilities at December 31, 2014 and 2013 consisted of the following:

	December 31, 2014	December 31, 2013
Deferred Tax Assets
Net Operating Loss Carryforward	$42,031	$34,160
Total Non-current Deferred Tax Asset

Non-current Deferred Tax Liabilities	—	—
Net Non-current Deferred Tax Asset

Asset Valuation Allowance	42,031	34,160
Total Net Deferred Tax Asset	$—	$—

As of December 31, 2014 and 2013, the Company had a net operating loss carry forward $123,621 and $100,470, respectively, for income tax reporting purposes that may be offset against future taxable income through 2034. Current tax laws limit the amount of loss available to be offset against future taxable income when a substantial change in ownership occurs. Therefore, the NOL amount available to offset future taxable income may be limited. No tax asset has been reported in the financial statements, because the Company believes there is a 50% or greater chance the carry forwards will expire unused.

Accordingly, the potential tax benefits of the loss carry-forwards are offset by a valuation allowance of the same amount.

NOTE 7 – SUBSEQUENT EVENTS

Management has evaluated subsequent events through the date the financial statements were available to be issued and determined there are no subsequent event disclosures.

