Form 10-Q
period 2015-03-31
APEX 1 INC.
filed 2015-09-18
CIK 1500861

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2015
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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of September 17, 2015, the issuer had 10,000,000 shares of its common stock issued and outstanding.

2

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

4

APEX 1, INC. FORMERLY OZ SAFEROOMS TECHNOLOGIES, INC.
BALANCE SHEETS

	March 31, 2015	December 31, 2014

ASSETS
Current Assets:
Cash	$-	$-

Total Current Assets	-	-

Total Assets	$-	$-

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities:
Accrued expenses	$-	$1,243
Due to related party	122,621	121,378
Total Current Liabilities	122,621	122,621

Total Liabilities	122,621	122,621

Stockholders' Deficit	-	-
Preferred stock, $0.0001 par value, 5,000,000 shares authorized
none issued and outstanding	-	-
Common stock, $0.0001 par value, 250,000,000 shares authorized;
10,000,000 shares issued and outstanding	1,000	1,000
Accumulated deficit	(123,621)	(123,621)

Total Stockholders' Deficit	(122,621)	(122,621)

Total Liabilities and Stockholders' Deficit	$-	$-

See notes to financial statements

APEX 1, INC. (f/k/a OZ SAFEROOMS TECHNOLOGIES, INC.) STATEMENTS OF OPERATIONS FOR THE THREE MONTH PERIOD ENDED MARCH 31, 2015 AND 2014 (Unaudited)
	For the Three	For the Three
	Month Period Ended	Month Period Ended
	March 31, 2015	March 31, 2014

Revenues	$-	$-

Operating Expenses
General & Administrative	-	400
Professional fees	-	-

Total Operating Expenses	-	400

Loss from operations	-	(400)

Net Loss	$-	$(400)

Net Loss per share - Basic and diluted	$-	$-

Weighted Average Shares Outstanding
- Basic and diluted	10,000,000	10,000,000

See notes to financial statements

APEX 1, INC. (f/k/a OZ SAFEROOMS TECHNOLOGIES, INC.)

STATEMENTS OF CASH FLOWS

FOR THE THREE MONTH PERIOD ENDED MARCH 31, 2015 AND 2014

	For the Three	For the Three
	Month Period	Month Period
	Ended	Ended
	March 31,	March 31,
	2015	2014

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$-	$(400)
Adjustments to reconcile net loss from operations to net cash used in operating activities:
Changes in operating liabilities:
(Decrease) in accrued expenses	-	(132)
Net cash used in operating activities	-	(532)

CASH FLOWS FROM INVESTING ACTIVITIES:

Net cash provided by investing activities	-	-

CASH FLOWS FROM FINANCING ACTIVITIES:

Advances from related party	-	532

Net cash provided by financing activities	-	532

NET INCREASE IN CASH	-	-

CASH - beginning of period	-	-

CASH - end of period	$-	$-

See notes to financial statements
7

APEX 1, INC.
(f/k/a OZ SAFEROOMS TECHNOLOGIES, INC.)
NOTES TO FINANCIAL STATEMENTS
AS OF March 31, 2015
(UNAUDITED)

NOTE 1 -  INTERIM UNAUDITED FINANCIAL STATEMENTS

The balance sheet of APEX 1, Inc. (the “Company”) as of March 31, 2015, and the statements of operations and cash flows for the three months then ended, have not been audited.  However, in the opinion of management, such information includes all adjustments (consisting only of normal recurring adjustments) which are necessary to properly reflect the financial position of the Company as of March 31, 2015, and the results of its operations and cash flows for the three months then ended.

Certain information and notes normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted, although management believes that the disclosures are adequate to make the information presented not misleading.  Interim period results are not necessarily indicative of the results to be achieved for an entire year.  These financial statements should be read in conjunction with the financial statements and notes to financial statements included in the Company’s financial statements as filed on Form 10-K for the fiscal year ended December 31, 2014.

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

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

The accompanying financial statements have been prepared in accordance with generally accepted accounting principles for financial information and have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission for smaller reporting companies. In the opinion of management, all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the results of operations for the three months ended March 31, 2015 have been reflected herein.

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

In the unlikely event that an uncertain tax position exists in which the Company could incur income taxes, the Company would evaluate whether there is a probability that the uncertain tax position taken would be sustained upon examination by the taxing authorities. Reserve for uncertain tax positions would then be recorded if the Company determined it is probable that a position would be sustained upon examination or if a payment would have to be made to a taxing authority and the amount is reasonably estimable. As of March 31, 2015, the Company does not believe it has any uncertain tax positions that would result in the Company having a liability to the taxing authorities. The Company's tax returns are subject to examination by the regulatory tax authorities for the years ended December 31, 2014, 2013, 2012, 2011 and 2010.

BASIC EARNINGS (LOSS) PER SHARE

The Company follows ASC 260-10, "EARNINGS PER SHARE" in calculating the basic and diluted loss per share. The Company computes basic loss per share by dividing net loss and net loss attributable to common shareholders by the weighted average number of common shares outstanding. Diluted loss per share considers the effect of common equivalent shares. There were no common share equivalents at March 31, 2015 and 2014.

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

NOTE 5 - RELATED PARTY TRANSACTIONS

On April 21, 2011, pursuant to a “Share Purchase Agreement”, OZ Saferooms Technologies, Inc., an Oklahoma corporation (OZ-OK), purchased 100% of the Company’s common stock. Accordingly, the Company is a wholly owned subsidiary of OZ-OK. OZ-OK advanced the Company $122,621 to pay for operational expenses, which is the balance owed by the Company to OZ-OK as of March 31, 2015. The December 31, 2014 balance was $121,378.

NOTE 6 - SHAREHOLDER’S EQUITY

In year 2011, the Company amended its articles of incorporation to increase the number of authorized common shares to 250,000,000 from the previous amount of 100,000,000.

Upon the Company’s formation, the Board of Directors issued 10,000,000 shares of common stock for $1,000 in services to the founding shareholder of the Company.

The stockholders’ equity section of the Company’s balance sheet contains the following classes of capital stock as of March 31, 2015 and December 31, 2014.

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

THE COMPANY'S FINANCIAL STATEMENTS AS OF MARCH 31, 2015 INCLUDES A "GOING CONCERN" DISCLOSURE NOTE THAT DESCRIBES SUBSTANTIAL DOUBT ABOUT THE COMPANY'S ABILITY TO CONTINUE AS A GOING CONCERN.

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

RESULTS OF OPERATIONS

Comparison of the three months ended March 31, 2015 with the three months ended March 31, 2014:

Revenues – The Company did not recognize any revenue in the three months ended March 31, 2015 and 2014.

Operating Expenses – Operating expenses for the three months ended March 31, 2015 totaled $-0- as compared to $400 for the three months ended March 31, 2014, a decrease of $400. The decrease is attributable to general and administrative expenses of $400 incurred in the three months ended March 31, 2014 that were not present during the three months ended March 31, 2015.

Loss From Operations and Net Loss – Loss from operations and net loss for the three months ended March 31, 2015 was $-0- as compared to a loss of $400 for the three months ended March 31, 2014, a decrease of $400. The decrease in loss from operations and net loss is attributable to $400 of general and administrative expenses incurred in the three months ended March 31, 2014 that were not present in the three months ended March 31, 2015.

Liquidity and Capital Resources – As of March 31, 2015 and December 31, 2014, the Company had no assets and had current liabilities of $122,621 and $122,621, respectively. As of March 31, 2015 and December 31, 2014, the aforementioned current liabilities primarily consisted of funds advanced to the Company by its parent to fund operating expenses. As of March 31, 2015 and December 31, 2014, the Company had a working capital deficit of $122,621 and $122,621, respectively. Net cash used in operating activities was $-0- for the three months ended March 31, 2015, compared to $532 for the three months ended March 31, 2014. This $532 decrease in cash used in operating activities is attributable to the $532 of accrued expenses paid in the three months ended March 31, 2014 which were not present in the three months ended March 31, 2015. The Company did not have any investing activities in the three months ended March 31, 2015 and 2014. The Company’s net cash provided by financing activities was $-0- for the three months ended March 31, 2015 and $532 for the three months ended March 31, 2014. The $532 of funds was provided by the Company’s parent in the three months ended March 31, 2014.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as that term is defined in Rule 13a-15(f) under the Exchange Act. Under the supervision and with the participation of our management, including our principal executive and principal financial officer, we assessed, as of March 31, 2015, the effectiveness of our internal control over financial reporting. This assessment was based on criteria established in the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

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

Management’s Report on Internal Control Over Financial Reporting

Our management, which is comprised of our chief executive officer who also serves as the Company’s chief financial officer (our principal executive officer and our principal financial and accounting officer) conducted an evaluation of the effectiveness of our internal control over financial reporting as of March 31, 2015 based on the framework stated by the Committee of Sponsoring Organizations of the Treadway Commission.

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

Based on its evaluation as of March 31, 2015, our management concluded that our internal controls over financial reporting were not effective. A material weakness is a deficiency, or a combination of control efficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

The material weakness relates to the following:

1.	Lack of a formal accounting department – We do not have an accounting department. We engage an outside independent bookkeeper to prepare our books and records and financial statements on a quarterly and annual basis. Due to the relative lack of inactivity, the accounting transactions are only recorded quarterly and annually and not when the transactions occur.
2.	Lack of segregation of duties – The chief executive officer also serves as the Company’s chief financial officer although his experience and training are not in the accounting and financial industries. He approves all financial transactions including vendor invoices and payment of said invoices without any concurrent external review.

In order to mitigate the aforementioned material weaknesses to the fullest extent possible, the Company engages an independent bookkeeper who analyzes the transactions quarterly and annually and prepares the Company’s financial statements.

Changes in internal controls

Our management, with the participation our Chief Executive Officer and Chief Financial Officer, performed an evaluation to determine whether any change in our internal controls over financial reporting occurred during the three-month period ended March 31, 2015.  Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that no change occurred in the Company's internal controls over financial reporting during the three months ended March 31, 2015 that has materially affected, or is reasonably likely to materially affect, the Company's internal controls over financial reporting.

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

Dated: September 17, 2015

By: /s/ Andrew J. Zagorski Andrew J. Zagorski, Chief Executive Officer (Principal Executive Officer) and Chairman of the Board of Directors

