Form 10-Q
period 2015-06-30
APEX 1 INC.
filed 2015-09-18
CIK 1500861

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2015
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

1

2

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

APEX 1, INC. FORMERLY OZ SAFEROOMS TECHNOLOGIES, INC.

BALANCE SHEETS

		June 30, 2015	December 31, 2014

ASSETS
Current Assets:
Cash	$		$-

Total Current Assets		-	-

Total Assets		$-	$-

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities:
Accrued expenses		$-	$1,243
Due to related party		122,621	121,378
Total Current Liabilities		122,621	122,621

Total Liabilities		122,621	122,621

Stockholders' Deficit
Preferred stock, $0.0001 par value, 5,000,000 shares authorized
none issued and outstanding		-	-
Common stock, $0.0001 par value, 250,000,000 shares authorized;
10,000,000 shares issued and outstanding		1,000	1,000
Accumulated deficit		(123,621)	(123,621)

Total Stockholders' Deficit		(122,621)	(122,621)

Total Liabilities and Stockholders' Deficit		$-	$-

See notes to financial statements

APEX 1, INC. (f/k/a OZ SAFEROOMS TECHNOLOGIES, INC.)
STATEMENTS OF OPERATIONS FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2015 AND 2014 (Unaudited)
	3-Months Ended		6-Months Ended
	June 30 2015	June 30 2014	June 30 2015	June 30 2014
Revenues	$-	$-	$-	$-
Operating Expenses:
General & Administrative	-	2,172	-	2,572
Professional fees	-	12,500	-	12,500
Total Operating Expenses	-	14,672	-	15,072
Loss from operations		(14,672)	-	(15,072)
Net loss	$-	$(14,672)	$-	$(15,072)
Net Loss per share-Basic and diluted	$-	$-	$-	$-
Weighted average shares outstanding (basic and diluted)	10,000,000	10,000,000	10,000,000	10,000,000

See notes to financial statements.

APEX 1, INC. (f/k/a OZ SAFEROOMS TECHNOLOGIES, INC.)

STATEMENTS OF CASH FLOWS

FOR THE SIX MONTH PERIODS ENDED JUNE 30, 2015 AND 2014

(Unaudited)

	6-Months Ended	6-Months Ended
	June 30	June 30
	2015	2014

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$-	$(15,072)
Adjustments to reconcile net loss from operations to net cash used in operating activities:
Changes in operating assets and liabilities:
Increase (decrease) in accrued expenses	-	-

Net cash used in operating activities	-	(15,072)

CASH FLOWS FROM INVESTING ACTIVITIES:

Net cash provided by investing activities	-	-

CASH FLOWS FROM FINANCING ACTIVITIES:

Advances from related party	-	15,072

Net cash provided by financing activities	-	15,072

NET INCREASE IN CASH	-	-

CASH - beginning of period	-	-

CASH - end of period	$-	$-

See notes to financial statements

APEX 1, INC. (f/k/a OZ SAFEROOMS TECHNOLOGIES, INC.)
NOTES TO FINANCIAL STATEMENTS
As of June 30, 2015
(UNAUDITED)

NOTE 1 -  INTERIM UNAUDITED FINANCIAL STATEMENTS

The balance sheet of APEX 1, Inc. (the “Company”) as of June 30, 2015, and the statements of operations and cash flows for the six months then ended, have not been audited.  However, in the opinion of management, such information includes all adjustments (consisting only of normal recurring adjustments) which are necessary to properly reflect the financial position of the Company as of June 30, 2015, and the results of its operations and cash flows for the six months then ended.

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

In the unlikely event that an uncertain tax position exists in which the Company could incur income taxes, the Company would evaluate whether there is a probability that the uncertain tax position taken would be sustained upon examination by the taxing authorities. Reserve for uncertain tax positions would then be recorded if the Company determined it is probable that a position would be sustained upon examination or if a payment would have to be made to a taxing authority and the amount is reasonably estimable. As of June 30, 2013, the Company does not believe it has any uncertain tax positions that would result in the Company having a liability to the taxing authorities. The Company's tax returns are subject to examination by the regulatory tax authorities for the years ended December 31, 2014, 2013, 2012, 2011, and 2010.

BASIC EARNINGS (LOSS) PER SHARE

The Company follows ASC 260-10, "EARNINGS PER SHARE" in calculating the basic and diluted loss per share. The Company computes basic loss per share by dividing net loss and net loss attributable to common shareholders by the weighted average number of common shares outstanding. Diluted loss per share considers the effect of common equivalent shares. There were no common share equivalents at June 30, 2015 and 2014.

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

NOTE 5 - RELATED PARTY TRANSACTIONS

On April 21, 2011, pursuant to a “Share Purchase Agreement”, OZ Saferooms Technologies, Inc., an Oklahoma corporation (OZ-OK), purchased 100% of the Company’s common stock. Accordingly, the Company is a wholly owned subsidiary of OZ-OK. OZ-OK advanced the Company $122,621 to pay for operational expenses, which is the balance owed by the Company to OZ-OK as of June 30, 2015.

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

THE COMPANY'S FINANCIAL STATEMENTS AS OF JUNE 30, 2015 INCLUDES A "GOING CONCERN" DISCLOSURE NOTE THAT DESCRIBES SUBSTANTIAL DOUBT ABOUT THE COMPANY'S ABILITY TO CONTINUE AS A GOING CONCERN.

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

RESULTS OF OPERATIONS

Comparison of the three and six months ended June 30, 2015 with the three and six months ended June 30, 2014:

Revenues – The Company did not recognize any revenue in the three and six months ended June 30, 2015 and 2014.

Operating Expenses – Operating expenses for the six and three months ended June 30, 2015 totaled $-0- and $-0-, respectively, as compared to $15,072 and $14,672, respectively, for the six and three months ended June 30, 2014, a decrease of $15,072 and $14,672, respectively. The decrease is attributable to no operating activities during the six and three months ended June 30, 2015 versus $15,072 and $14,672, respectively, of general and administrative expenses and professional fees incurred during the six and three months ended June 30, 2014.

Loss From Operations and Net Loss – Loss from operations and net loss for the six and three months ended June 30, 2015 was $-0- and $-0-, respectively, as compared to $15,072 and $14,672, respectively, for the six and three months ended June 30, 2014, a decrease of $15,072 and $14,672, respectively. The decrease in loss from operations and net loss is comprised of the change in operating expenses referred to in the preceding paragraph.

Liquidity and Capital Resources – As of June 30, 2015 and December 31, 2014, the Company had no assets and had current liabilities of $122,621 and $122,621, respectively. As of June 30, 2015 and December 31, 2014, $122,621 and $121,378, respectively, of the aforementioned current liabilities consisted of funds advanced to the Company by its parent to fund operating expenses and the other current liabilities of $-0- and $1,243, respectively, consisted of accrued expenses. As of June 30, 2015 and December 31, 2014, the Company had a working capital deficit of $122,621 and $122,621, respectively. Net cash used in operating activities was $-0- and $15,072, respectively, for the six months ended June 30, 2015 and 2014. This $15,072 decrease in cash used in operating activities is attributable to the ceasing of operations during the six months ended June 30, 2015 as explained in the previous paragraphs. The Company did not have any investing activities in the six months ended June 30, 2015 and 2014. The Company’s parent was the source for the net cash provided by financing activities of $15,072 , for the six months ended June 30, 2014.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as that term is defined in Rule 13a-15(f) under the Exchange Act. Under the supervision and with the participation of our management, including our principal executive and principal financial officer, we assessed, as of June 30, 2015, the effectiveness of our internal control over financial reporting. This assessment was based on criteria established in the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

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

Management’s Report on Internal Control Over Financial Reporting

Our management, which is comprised of our chief executive officer who also serves as the Company’s chief financial officer (our principal executive officer and our principal financial and accounting officer) conducted an evaluation of the effectiveness of our internal control over financial reporting as of June 30, 2015 based on the framework stated by the Committee of Sponsoring Organizations of the Treadway Commission.

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

Based on its evaluation as of June 30, 2015, our management concluded that our internal controls over financial reporting were not effective. A material weakness is a deficiency, or a combination of control efficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

The material weakness relates to the following:

1.	Lack of a formal accounting department – We do not have an accounting department. We engage an independent bookkeeper to prepare our books and records and financial statements on a quarterly and annual basis. Due to the relative lack of inactivity, the accounting transactions are only recorded quarterly and annually and not when the transactions occur.
2.	Lack of segregation of duties – The chief executive officer also serves as the Company’s chief financial officer although his experience and training are not in the accounting and financial industries. He approves all financial transactions including vendor invoices and payment of said invoices without any concurrent external review.

In order to mitigate the aforementioned material weaknesses to the fullest extent possible, the Company engages an independent bookkeeper who analyzes the transactions quarterly and annually and prepares the Company’s financial statements.

Changes in internal controls

Our management, with the participation our Chief Executive Officer and Chief Financial Officer, performed an evaluation to determine whether any change in our internal controls over financial reporting occurred during the six-month period ended June 30, 2015.  Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that no change occurred in the Company's internal controls over financial reporting during the six months ended June 30, 2015 that has materially affected, or is reasonably likely to materially affect, the Company's internal controls over financial reporting.

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

