Form 10-Q
period 2015-09-30
APEX 1 INC.
filed 2015-11-04
CIK 1500861

U. S. Securities and Exchange Commission

Washington, D. C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

[ ]       TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____

Commission File No. 0-54112

APEX 1, INC.
(Exact Name of Registrant in its Charter)

Delaware	16-1783194
(State or Other Jurisdiction of incorporation or organization)	(I.R.S. Employer I.D. No.)

3F, No. 26, Hengshan Road, Nangang District, Harbin, Heilongjiang Province, P.R. China 150001
(Address of Principal Executive Offices)

Issuer’s Telephone Number: 86-1394-000887
(Registrant's telephone number, including area code)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files.) Yes [X] No [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes [X] No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check One)

Large accelerated filer ___ Accelerated filer___ Non-accelerated filer ____ Smaller reporting company [X]

APPLICABLE ONLY TO CORPORATE ISSUERS: Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date:

November 3, 2015

Common Voting Stock: 10,000,000

APEX 1, INC.
(F/k/a OZ SAFEROOMS TECHNOLOGIES, INC.)

BALANCE SHEETS (Unaudited)
	September 30,	December 31,
	2015	2014

ASSETS

CURRENT ASSETS:
Cash	$ -	$ -
Total Assets	$ -	$ -

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
Accrued expenses	$ -	$ 1,243
Due to related party	-	121,378
Total Current Liabilities	-	122,621

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred stock, $0.0001 par value, 5,000,000 shares authorized;
none issued and outstanding
Common stock, $0.0001 par value, 250,000,000 shares authorized;
10,000,000 shares issued and outstanding	1,000	1,000
Capital in excess of par value	136,535	-
Accumulated deficit	(137,535)	(123,621)
Total Stockholders' Equity (Deficit)	-	(122,621)
Total Liabilities and Stockholders' Equity (Deficit)	$ -	$ -

The accompanying notes are an integral part of these condensed financial statements.

APEX 1, INC.
(F/k/a OZ SAFEROOMS TECHNOLOGIES, INC.)

STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014

Revenues	$—	$—	$—	$—

Operating Expenses
General & Administrative	5,258	836	5,258	3,408
Professional Fees	8,656	3,500	8,656	16,000
Total Operating Expenses	13,914	4,336	13,914	19,408

Loss From Operations	(13,914)	(4,336)	(13,914)	(19,408)

Net Loss	$(13,914)	$(4,336)	$(13,914)	$(19,408)

Net loss per share - basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average shares outstanding
(basic and diluted)	10,000,000	10,000,000	10,000,000	10,000,000

The accompanying notes are an integral part of these condensed financial statements.

APEX 1, INC.
(F/k/a OZ SAFEROOMS TECHNOLOGIES, INC.)

STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Nine Months Ended
	September 30,	September 30,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$ (13,914)	$ (19,408)
Adjustments to reconcile net loss to cash used in operating activities:
Change in operating assets and liabilities:
(Decrease) increase in accrued expenses	(1,243)	1,000
Net cash used in operating activities	(15,157)	(18,408)

CASH FLOWS FROM FINANCING ACTIVITIES:
Capital contribution	814	-
Increase in advances from related party	14,343	18,408
Net cash provided by financing activities	15,157	18,408

Net change in cash	-	-
Cash and cash equivalents at beginning of period	-	-
Cash and cash equivalents at end of period	$ -	$ -

Supplemental Disclosures of Cash Flow Information:
Cash paid during the periods for:
Interest	$ -	$ -
Income taxes	$ -	$ -

Non-Cash Financing Activities:
Conversion from debt to equity	$ 135,721	-

The accompanying notes are an integral part of these condensed financial statements.

APEX 1, INC.

NOTES TO UNAUDITED INTERIM FINANCIAL STATEMENTS

NOTE 1. INTERIM UNAUDITED FINANCIAL STATEMENTS

The balance sheet of Apex 1, Inc. (formerly known as Oz Saferooms Technologies, Inc.) (the “Company”) as of September 30, 2015, and the statements of operations and cash flows for the three and nine months then ended, have not been audited.  However, in the opinion of management, such information includes all adjustments (consisting only of normal recurring adjustments) which are necessary to properly reflect the financial position of the Company as of September 30, 2015, and the results of its operations and cash flows for the three and nine months then ended.

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

NOTE 2. ORGANIZATION AND DESCRIPTION OF BUSINESS

Apex 1, Inc. was incorporated under the laws of the State of Delaware on June 21, 2010 and has been inactive since inception. The Company intends to serve as a vehicle to effect an asset acquisition, merger, exchange of capital stock or other business combination with a domestic or foreign business. On April 21, 2011, the Company underwent a change of ownership when Oz Saferooms Technologies, Inc. (an Oklahoma corporation) purchased 100% of the Company’s common stock from the Company’s then sole shareholder. Shortly thereafter, the Company changed its name to that of its new parent entity; but later changed its name back to Apex 1, Inc.

On September 21, 2015, Cheng Zhao purchased 100% of the Company's outstanding common stock from its parent company, Oz Saferooms Technologies, Inc.

The Company currently has no business assets and no business operations.

NOTE 3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

APEX 1, INC.

NOTES TO UNAUDITED INTERIM FINANCIAL STATEMENTS

Cash Equivalents

The Company considers all highly liquid investments with maturity of three months or less when purchased to be cash equivalents.

Income Taxes

Income taxes are accounted for under the asset and liability method as stipulated by ASC 740, "Accounting for Income Taxes". Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under ASC 740, the effect on deferred tax assets and liabilities or a change in tax rate is recognized in income in the period that includes the enactment date. Deferred tax assets are reduced to estimated amounts to be realized by the use of the valuation allowance. A valuation allowance is applied when in management's view it is more likely than not that such deferred tax will not be utilized.

In the event that an uncertain tax position exists in which the Company could incur income taxes, the Company would evaluate whether there is a probability that the uncertain tax position taken would be sustained upon examination by the taxing authorities. Reserve for uncertain tax positions would then be recorded if the Company determined it is probable that a position would be sustained upon examination or if a payment would have to be made to a taxing authority and the amount is reasonably estimable. As of September 30, 2015, the Company does not believe it has any uncertain tax positions that would result in the Company having a liability to the taxing authorities. The Company's tax returns are subject to examination by the regulatory tax authorities for the years ended December 31, 2014, 2013, 2012, 2011, and 2010.

Basic Earnings (Loss) Per Share

The Company follows ASC 260-10, "Earnings Per Share" in calculating the basic and diluted loss per share. The Company computes basic loss per share by dividing net loss and net loss attributable to common shareholders by the weighted average number of common shares outstanding. Diluted loss per share considers the effect of common equivalent shares. There were no common share equivalents at September 30, 2015 or 2014.

Financial Instruments

The Company has adopted the provisions of ASC 820, "Fair Value Measurements and Disclosures", ASC 820 defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles and enhances disclosures about fair value measurements.

APEX 1, INC.

NOTES TO UNAUDITED INTERIM FINANCIAL STATEMENTS

Financial Instruments (continued)

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

NOTE 4. GOING CONCERN

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

The financial statements have been prepared on a going concern basis, and do not reflect any adjustments related to the uncertainty surrounding our recurring losses or accumulated deficit. The ability of the Company to continue as a going concern is dependent upon its ability to secure sources of financing and attain profitable operations. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

APEX 1, INC.

NOTES TO UNAUDITED INTERIM FINANCIAL STATEMENTS

NOTE 5. RELATED PARTY TRANSACTIONS

On April 21, 2011, Oz Saferooms Technologies, Inc., an Oklahoma corporation, purchased 100% of the Company’s outstanding common stock. Between that date and September 21, 2015, Oz Saferooms Technologies, Inc. loaned a total of $135,721 to the Company to pay its expenses. On September 21, 2015 Oz Saferooms Technologies, Inc. contributed that sum to the paid-in capital of the Company.

On September 21, 2015 Cheng Zhao purchased the outstanding shares of the Company from Oz Saferooms Technologies, Inc. Between that date and September 30, 2015, Mr. Cheng contributed $814 to the capital of the Company, which was used to pay its expenses.

NOTE 6. SHAREHOLDER’S EQUITY

The capital stock of the Company consists of :

  Common stock, $ 0.0001 par value: 250,000,000 shares authorized; 10,000,000 shares issued and outstanding.

  Preferred stock, $ 0.0001 par value: 5,000,000 shares authorized; no shares issued and outstanding.

Simultaneous with the sale by Oz Saferooms Technologies, Inc. of its 100% common stock interest in the Company to Cheng Zhao, Oz Saferooms Technologies, Inc. agreed to convert to equity 100% of the debt owed to it by the Company, resulting in a non-cash capital contribution of $135,721.

NOTE 7. SUBSEQUENT EVENTS

Management has evaluated subsequent events through the date the financial statements were available to be issued and determined there are no subsequent events required to be disclosed.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

We currently have no assets and no operations. During the three months ended September 30, 2015, we realized no revenue and incurred $13,914 in operating expenses, resulting in a loss from operations and net loss in that amount. During the three months ended September 30, 2014, we realized no revenue and incurred $4,336 in operating expenses, resulting in a loss from operations in that amount.

During the first six months of 2015, the Company was dormant, realizing no revenue but incurring no expenses. The Company deferred filing its reports to the SEC until the third quarter. As a result, the Company's financial results for the nine months ended September 30, 2015 were identical to its financial results for the three months ended September 30, 2015: a loss from operations and a net loss of $13,914. During the nine months ended September 30, 2014, the Company had a loss from operations and a net loss of $19,408.

Control of the Company was transferred to Cheng Zhao in September 2015. Since that time, Mr. Chang has financed our operations by making capital contributions to cover our expenses. We expect that Cheng Zhao will continue to fund our operations until we have completed an acquisition of an operating company, and that we will, therefore, have sufficient cash to maintain our existence as a shell company for the next twelve months, if necessary.  Our management is not required to fund our operations, however, by any contract or other obligation.

Our major expenses consisted of fees to lawyers, accountants and other professionals necessary to maintain our standing as a fully-reporting public company. We do not expect the level of our operating expenses to change in the future until we undertake to implement a business plan or effect an acquisition.

Liquidity and Capital Resources

Prior to September 21, 2015, when majority ownership of our company was transferred to Cheng Zhao, we had $135,721 in accounts payable due to our sole shareholder. That shareholder contributed the full amount of that obligation to the capital of the Company in connection with the transfer of control to Cheng Zhao. Subsequently, Mr. Cheng has financed the Company's operations by making capital contributions. Therefore at September 30, 2015 we had no liabilities.

At September 30, 2015 we had no working capital, as we had no assets and no liabilities. This represented an improvement from December 31, 2014, when we had a working capital deficit of $122,621, primarily as a result of the amounts then payable to Oz Saferooms Technologies, Inc. We expect our working capital to be nil or a small deficit for the indefinite future, as long as Cheng Zhao continues to contribute the sums necessary to pay our expenses.

Our operations used $15,157 in cash during the nine months ended September 30, 2015, as we incurred a loss of $13,914 and reduced our accrued expenses by $1,243 during that period, all of which was financed by the capital contributions of our shareholders. Our operations consumed $18,408 in cash during the nine months ended September 30, 2014, but Oz Saferooms loaned us that amount, resulting in no change in our cash balance. In the future, unless we achieve the financial and/or operational wherewithal to sustain our operations, it is likely that we will continue to rely on loans and capital contributions to sustain our operations.

To date we have supplied our cash needs by obtaining loans and capital contributions from shareholders. We expect that our President will fund our operations until we have completed an acquisition of an operating company and that we will, therefore, have sufficient cash to maintain our existence as a shell company for the next twelve months, if necessary.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition or results of operations.

ITEM 3 QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4 CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures. As of September 30, 2015, Cheng Zhao, our Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of the Company’s disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934. Based upon that evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures have the following material weaknesses:

  Lack of a formal accounting department – We do not have an accounting department. We engage an independent bookkeeper to prepare our books and records and financial statements on a quarterly and annual basis. Due to the relative lack of activity, the accounting transactions are only recorded quarterly and annually and not when the transactions occur.

  Lack of segregation of duties – The chief executive officer also serves as the Company’s chief financial officer. He approves all financial transactions including vendor invoices and payment of said invoices without any concurrent external review.

Based on his evaluation, Mr. Cheng concluded that the Company’s system of disclosure controls and procedures was not effective as of September 30, 2015 for the purposes described in this paragraph.

Changes in Internal Controls. During the Company's third fiscal quarter, Cheng Zhao replaced Andrew Zagorski as our CEO and CFO, as well as sole member of our board of directors. This change will entail a change in internal controls over financial reporting (as defined in Rule 13a-15(f) promulgated under the Securities Exchange Act of 1934) identified in connection with the evaluation described in the preceding section that has materially affected or is reasonably likely to materially affect the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 6. EXHIBITS

31	Rule 13a-14(a) Certification
32	Rule 13a-14(b) Certification
101.INS	XBRL Instance
101.SCH	XBRL Schema
101.CAL	XBRL Calculation
101.DEF	XBRL Definition
101.LAB	XBRL Label
101.PRE	XBRL Presentation

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

APEX 1, INC.
Date: November 4, 2015
By: /s/ Cheng Zhao Cheng Zhao, Chief Executive Officer and Chief Financial Officer

