Form 10-K
period 2015-12-31
Dongxing International Inc.
filed 2016-02-22
CIK 1500861

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_____________________

FORM 10-K

[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the fiscal year ended December 31, 2015.

OR

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

Commission File No. 0-54112

DONGXING INTERNATIONAL INC.

(Exact Name of Registrant as Specified in its Charter)

Delaware	16-1783194
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer ID Number)

3F,No. 26, Hengshan Road, Nangang District, Harbin, Heilongjiang Province, P.R. China 150001

(Address of principal executive offices)

Issuer's Telephone Number, including Area Code: 86-1394-000887

Securities Registered Pursuant to Section 12(b) of the Act: None

Securities Registered Pursuant to Section 12(g) of the Act:

Common Stock, $.0001 par value per share

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 406 of the Securities Act. Yes __ No √

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes __ No √

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes √ No __

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files.) Yes √ No _____

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes √ No __

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check One)

Large accelerated filer ___ Accelerated filer___ Non-accelerated filer ____ Smaller reporting company √

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes √ No __

As of June 30, 2015 (the last business day of the most recently completed second fiscal quarter) the aggregate market value of the common stock held by non-affiliates was $0, as there was no market for the common stock nor any shares held by non-affiliates.

As of February 19, 2016, there were 10,000,000 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE: None

FORWARD-LOOKING STATEMENTS: NO ASSURANCES INTENDED

This Report contains certain forward-looking statements regarding Dongxing International Inc., its business and financial prospects. These statements represent Management’s best estimate of what will happen. Nevertheless, there are numerous risks and uncertainties that could cause our actual results to differ dramatically from the results suggested in this Report. Among the more significant risks are:

•	We have no business operations and have no assets. Unless the Company obtains additional capital or acquires an operating company, the Company will not be able to undertake significant business activities.
•	The Company’s business plan contemplates that it will acquire an operating company in exchange for the majority of its common stock. If that occurs, management will determine the nature of the company that is acquired, which is likely to be a company with which management has a pre-existing relationship. Investors in the Company will have to rely on the business acumen of management in determining that the acquisition is in the best interest of the Company. If management lacks sufficient skill to operate successfully, the Company’s shares may lose value.

Because these and other risks may cause the Company’s actual results to differ from those anticipated by Management, the reader should not place undue reliance on any forward-looking statements that appear in this Report.

PART 1

Item 1. Business

Dongxing International Inc. was incorporated under the laws of the State of Delaware on June 21, 2010 and has been inactive since inception. The Company intends to serve as a vehicle to effect an asset acquisition, merger, exchange of capital stock or other business combination with a domestic or foreign business. On April 21, 2011, the Company underwent a change of ownership when Oz Saferooms Technologies, Inc. (an Oklahoma corporation) purchased 100% of the Company’s common stock from the Company’s then sole shareholder. Shortly thereafter, the Company changed its name to that of its new parent entity; but later changed its name back to Apex 1, Inc.

On September 21, 2015, Cheng Zhao purchased 100% of the Company's outstanding common stock from its parent company, Oz Saferooms Technologies, Inc. On November 19, 2015 the Company changed its name to Dongxing International Inc.

For some period of time the Company has been exploring business opportunities that would involve the use of the Company as a shell in a reverse merger transaction, in which an operating company would be merged into Dongxing International Inc. in exchange for a majority of our capital stock. We expect that we will eventually complete such a transaction with a business with which our Chairman, Cheng Zhao, has experience. The business that we ultimately pursue will be determined by Mr. Cheng, who is the sole member of our board of directors. His decision will be based on the prospects for the business, the availability of capital to fund the business, and the potential benefits of the business to the shareholders of Dongxing International Inc.

Employees

We currently have no employees. The need for employees and their availability will be addressed in connection with the decision whether or not to acquire or participate in specific business opportunities.

Item 1A. Risk Factors

Not applicable.

Item 1B. Unresolved Staff Comments

Not Applicable.

Item 2. Properties

We have no property, because we have no assets or employees. Our executive offices are maintained in the offices of Cheng Zhao. We do not compensate Cheng Zhao for this concession.

Item 3. Legal Proceedings

None.

Item 4. Mine Safety Disclosures.

Not Applicable.

PART II

Item 5. Market For Registrant’s Common Equity, Related Stockholder Matters And Issuer Purchases Of Equity Securities.

(a) Market Information

There has never been more than one shareholder of the Company. Accordingly, there has never been a market for the Company's common stock.

(b) Shareholders

Our shareholders list contains the name of one stockholder of record of the Company’s Common Stock.

(c) Dividends

The Company has not, within the past decade, paid or declared any cash dividends on its Common Stock and does not foresee doing so in the foreseeable future. The Company intends to retain any future earnings for the operation and expansion of the business. Any decision as to future payment of dividends will depend on the available earnings, the capital requirements of the Company, its general financial condition and other factors deemed pertinent by the Board of Directors.

(d) Securities Authorized for Issuance Under Equity Compensation Plans

The Company had no securities authorized for issuance under equity compensation plans as of December 31, 2015.

(e) Sale of Unregistered Securities

The Company did not issue any unregistered equity securities during the 4th quarter of fiscal 2015.

(f) Repurchase of Equity Securities

The Company did not repurchase any shares of its common stock during the 4th quarter of 2015.

Item 6. Selected Financial Data

Not applicable.

Item 7. Management’s Discussion and Analysis

Results of Operations

We currently have no assets and no operations. During the year ended December 31, 2015, we realized no revenue and incurred $18,446 in operating expenses, resulting in a loss from operations and net loss in that amount. During the year ended December 31, 2014, we realized no revenue and incurred $23,151 in operating expenses, resulting in a loss from operations in that amount. The reduction in annual expenses was primarily attributable to the efficiencies implemented by new management in September 2015.

Control of the Company was transferred to Cheng Zhao in September 2015. Since that time, Mr. Cheng has financed our operations by making capital contributions to cover our expenses. We expect that Cheng Zhao will continue to fund our operations until we have completed an acquisition of an operating company, and that we will, therefore, have sufficient cash to maintain our existence as a shell company for the next twelve months, if necessary.  Our management is not required to fund our operations, however, by any contract or other obligation.

Our major expenses consisted of fees to lawyers, accountants and other professionals necessary to maintain our standing as a fully-reporting public company. We do not expect the level of our operating expenses to change in the future until we undertake to implement a business plan or effect an acquisition.

Liquidity and Capital Resources

Prior to September 21, 2015, when majority ownership of our company was transferred to Cheng Zhao, we had $135,721 in accounts payable due to our sole shareholder. That shareholder contributed the full amount of that obligation to the capital of the Company in connection with the transfer of control to Cheng Zhao. Subsequently, Mr. Cheng has financed the Company's operations by making capital contributions. Therefore at December 31, 2015 we had only $454 in liabilities, representing expenses not yet reimbursed by Mr. Cheng.

At December 31, 2015 we had a working capital deficit of $454, as we had no assets and $454 in liabilities. This represented an improvement from December 31, 2014, when we had a working capital deficit of $122,621, primarily as a result of the amounts then payable to Oz Saferooms Technologies, Inc. We expect our working capital to be nil or a small deficit for the indefinite future, as long as Cheng Zhao continues to contribute the sums necessary to pay our expenses.

Our operations used $19,235 in cash during the year ended December 31, 2015, as we incurred a loss of $18,446 and reduced our accounts payable and accrued expenses by $789 during that period. The cash used in operations was financed by the capital contributions of our shareholders. Our operations consumed $22,440 in cash during the year ended December 31, 2014, but Oz Saferooms loaned us that amount, resulting in no change in our cash balance. In the future, unless we achieve the financial and/or operational wherewithal to sustain our operations, it is likely that we will continue to rely on loans and capital contributions to sustain our operations.

To date we have supplied our cash needs by obtaining loans and capital contributions from shareholders. We expect that our President will fund our operations until we have completed an acquisition of an operating company and that we will, therefore, have sufficient cash to maintain our existence as a shell company for the next twelve months, if necessary.

Application of Critical Accounting Policies

Our financial statements and related public financial information are based on the application of accounting principles generally accepted in the United States (“GAAP”). GAAP requires the use of estimates; assumptions, judgments and subjective interpretations of accounting principles that have an impact on the assets, liabilities, revenue, and expense amounts reported. These estimates can also affect supplemental information contained in our external disclosures including information regarding contingencies, risk and financial condition. We believe our use of estimates and underlying accounting assumptions adhere to GAAP and are consistently and conservatively applied. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ materially from these estimates under different assumptions or conditions. We continue to monitor significant estimates made during the preparation of our financial statements.

Our significant accounting policies are summarized in Note 3 to our financial statements. While all these significant accounting policies impact its financial condition and results of operations, the Company views certain of these policies as critical. Policies determined to be critical are those policies that have the most significant impact on the Company’s financial statements and require management to use a greater degree of judgment and estimates. Among our critical policies is the determination, described in Note 6 to our financial statements that the Company should record a valuation allowance for the full value of the deferred tax asset created by the net operating loss carryforward. The primary reason for the determination was the lack of assurance that it is more likely than not that the Company will carry on profitable operations in the future.

Actual results may differ from those estimates. Our management believes that given current facts and circumstances, it is unlikely that applying any other reasonable judgments or estimate methodologies would cause any effects on our results of operations, financial position or liquidity for the periods presented in this report.

Off-Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition or results of operations.

Impact of Accounting Pronouncements

There have been no recent accounting pronouncements that have had, or are expected to have, a material effect on our financial statements.

Item 7a. Quantitative And Qualitative Disclosures About Market Risk.

Not applicable.

Item 8. Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders’ of
Dongxing International, Inc. (f/k/a Apex 1, Inc.)

We have audited the accompanying balance sheets of Dongxing International, Inc., (f/k/a Apex 1, Inc.) as of December 31, 2015 and 2014, and the related statements of operations, stockholders’ equity, and cash flows for the two years then ended. Dongxing International, Inc.’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Dongxing International, Inc. as of December 31, 2015 and 2014, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 4 to the financial statements, the Company has suffered recurring losses from operations, net capital deficiencies, and negative cash flows from operations that raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 4. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

De Leon & Company, P.A.

Pembroke Pines, Florida

February 16, 2016

DONGXING INTERNATIONAL INC.
(f/k/a APEX 1, INC.)

BALANCE SHEETS
	December 31,	December 31,
	2015	2014

ASSETS

CURRENT ASSETS:
Cash	$—	$—
Total Assets	$—	$—

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$454	$1,243
Due to related party	—	121,378
Total Current Liabilities	454	122,621

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred stock, $0.0001 par value, 5,000,000 shares authorized;
none issued and outstanding
Common stock, $0.0001 par value, 250,000,000 shares authorized;
10,000,000 shares issued and outstanding	1,000	1,000
Capital in excess of par value	140,613	—
Accumulated deficit	(142,067)	(123,621)
Total Stockholders' Equity (Deficit)	(454)	(122,621)
Total Liabilities and Stockholders' Equity (Deficit)	$—	$—

The accompanying notes are an integral part of these condensed financial statements.

DONGXING INTERNATIONAL INC.
(f/k/a APEX 1, INC.)

STATEMENTS OF OPERATIONS

	For the Year Ended
	December 31,
	2015	2014

Revenues	$—	$—

Operating Expenses
General & Administrative	6,290	4,651
Professional Fees	12,156	18,500
Total Operating Expenses	18,446	23,151

Loss From Operations	(18,446)	(23,151)

Net Loss	$(18,446)	$(23,151)

Net loss per share - basic and diluted	$(0.00)	$(0.00)

Weighted average shares outstanding
(basic and diluted)	10,000,000	10,000,000

The accompanying notes are an integral part of these condensed financial statements.

DONGXING INTERNATIONAL INC.
(f/k/a APEX 1, INC.)

STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
For the Years Ended December 31, 2015 and 2014

			Capital in		Total
	Common Stock		Excess of	Accumulated	Stockholders’
	Shares	Amount	Par Value	Deficit	Equity (Deficit)

Balance - December 31, 2013	10,000,000	$1,000	$—	$(100,470)	$(99,470)
Net Loss for the year ended December 31, 2014				(23,151)	(23,151)
Balance - December 31, 2014	10,000,000	$1,000	$—	$(123,621)	$(122,621)
Conversion from debt to equity			135,721		135,721
Capital contribution			4,892		4,892
Net Loss for the year ended December 31, 2015				(18,446)	(18,446)
Balance - December 31, 2015	10,000,000	$1,000	$140,613	$(142,067)	$(454)

The accompanying notes are an integral part of these condensed financial statements.

DONGXING INTERNATIONAL INC.
(f/k/a APEX 1, INC.)

STATEMENTS OF CASH FLOWS

	For the Year Ended
	December 31,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(18,446)	$(23,151)
Adjustments to reconcile net loss to cash used in operating activities:
Change in operating assets and liabilities:
(Decrease) increase in accounts payable and accrued expenses	(789)	711
Net cash used in operating activities	(19,235)	(22,440)

CASH FLOWS FROM FINANCING ACTIVITIES:
Capital Contribution	4,892	—
Increase in advances from related party	14,343	22,440
Net cash provided by financing activities	19,235	22,440

Net change in cash	—	—
Cash and cash equivalents at beginning of period	—	—
Cash and cash equivalents at end of period	$—	$—

Supplemental Disclosures of Cash Flow Information:
Cash paid during the periods for:
Interest	$—	$—
Income taxes	$—	$—

Non-Cash Financing Activities:
Conversion from debt to equity	$135,721	$—

The accompanying notes are an integral part of these condensed financial statements.

DONGXING INTERNATIONAL INC.

(formerly Apex 1, Inc.)

NOTES TO FINANCIAL STATEMENTS

NOTE 1. ORGANIZATION AND DESCRIPTION OF BUSINESS

Dongxing International Inc. was incorporated under the laws of the State of Delaware on June 21, 2010 and has been inactive since inception. The Company intends to serve as a vehicle to effect an asset acquisition, merger, exchange of capital stock or other business combination with a domestic or foreign business. On April 21, 2011, the Company underwent a change of ownership when Oz Saferooms Technologies, Inc. (an Oklahoma corporation) purchased 100% of the Company’s common stock from the Company’s then sole shareholder. Shortly thereafter, the Company changed its name to that of its new parent entity; but later changed its name back to Apex 1, Inc.

On September 21, 2015, Cheng Zhao purchased 100% of the Company's outstanding common stock from its parent company, Oz Saferooms Technologies, Inc. On November 19, 2015 the Company changed its name to Dongxing International Inc.

The Company currently has no business assets and no business operations.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

DONGXING INTERNATIONAL INC.

(formerly Apex 1, Inc.)

NOTES TO FINANCIAL STATEMENTS

Income Taxes (continued)

In the event that an uncertain tax position exists in which the Company could incur income taxes, the Company would evaluate whether there is a probability that the uncertain tax position taken would be sustained upon examination by the taxing authorities. Reserve for uncertain tax positions would then be recorded if the Company determined it is probable that a position would be sustained upon examination or if a payment would have to be made to a taxing authority and the amount is reasonably estimable. As of December 31, 2015, the Company does not believe it has any uncertain tax positions that would result in the Company having a liability to the taxing authorities. The Company's tax returns are subject to examination by the regulatory tax authorities for the years ended December 31, 2015, 2014, 2013, 2012, 2011, and 2010.

Cash Equivalents

The Company considers all highly liquid investments with maturity of three months or less when purchased to be cash equivalents.

 Basic Earnings (Loss) Per Share

The Company follows ASC 260-10, "Earnings Per Share" in calculating the basic and diluted loss per share. The Company computes basic loss per share by dividing net loss and net loss attributable to common shareholders by the weighted average number of common shares outstanding. Diluted loss per share considers the effect of common equivalent shares. There were no common share equivalents at December 31, 2015 or 2014.

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

DONGXING INTERNATIONAL INC.

(formerly Apex 1, Inc.)

NOTES TO FINANCIAL STATEMENTS

Financial Instruments (continued)

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

NOTE 3. GOING CONCERN

The Company's financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern that contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company currently has no revenue source and has incurred an accumulated deficit of $142,067. These factors raise substantial doubt about our ability to continue as a going concern.

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

On September 21, 2015 Cheng Zhao purchased the outstanding shares of the Company from Oz Saferooms Technologies, Inc. Between that date and December 31, 2015, Mr. Cheng contributed $4,892 to the capital of the Company, which was used to pay its expenses.

 DONGXING INTERNATIONAL INC.

(formerly Apex 1, Inc.)

NOTES TO FINANCIAL STATEMENTS

NOTE 5. INCOME TAXES

Management believes that an “ownership change” as defined in Internal Revenue Code Section 382 occurred in September 2015 upon the change of ownership control. Management is in the process of quantifying the effect of said ownership change. Accordingly, as of December 31, 2015, and the date of the Auditor’s Report, the effect on the financial statements of such change has not been determined. A summary of the limitations on the income tax utilization of Net Operating Losses (NOLs) is explained below.

Limitation on Utilization of NOLs due to Change in Control – Pursuant to the Internal Revenue Code Section 382 (“Section 382”), certain ownership changes may subject the NOL’s to annual limitation which could reduce or defer the NOL. Section 382 imposes limitations on a corporation’s ability to utilize NOLs if it experiences an “ownership change.” In general terms, an ownership change may result from transactions increasing the ownership of certain stockholders in the stock of a corporation by more than 50 percentage points over a three-year period. In the event of an ownership change, utilization of the NOLs would be subject to an annual limitation under Section 382 determined by multiplying the value of its stock at the time of the ownership change by the applicable long-term tax-exempt rate. Any unused limitation may be carried over to later years. The imposition of the limitation on its ability to use the NOLs to offset future taxable income could cause the Company to pay U.S. federal income taxes earlier than if such limitation were not in effect and could cause such NOLs to expire unused, reducing or eliminating the benefit of such NOLs.

The financial statements do not include the effect of the limitation or loss of the NOLs due to a change in ownership.

A reconciliation of the differences between the effective income tax rate and the statutory federal tax rate for the years ended December 31, 2015 and 2014 follows:

	2015	2014
Tax benefit at U.S. statutory rate	34.00%	34.00%
State taxes, net of federal benefit	—	—
Change in valuation allowance	(34.00)	(34.00)

The tax effect of temporary differences that give rise to the deferred tax asset and liabilities at December 31, 2015 and 2014 consisted of the following:

DONGXING INTERNATIONAL INC.

(formerly Apex 1, Inc.)

NOTES TO FINANCIAL STATEMENTS

NOTE 5. INCOME TAXES (continued)

	December 31, 2015	December 31, 2014
Deferred Tax Assets
Net Operating Loss Carryforward	$48,303	$42,031
Total Non-current Deferred Tax Asset

Non-current Deferred Tax Liabilities	—	—
Net Non-current Deferred Tax Asset

Asset Valuation Allowance	48,303	42,031
Total Net Deferred Tax Asset	$—	$—

As of December 31, 2015 and 2014, the Company had a net operating loss carry forward $142,067 and $123,621, respectively, for income tax reporting purposes that may be offset against future taxable income through 2035. Current tax laws limit the amount of loss available to be offset against future taxable income when a substantial change in ownership occurs. Therefore, the NOL amount available to offset future taxable income will be limited. No tax asset has been reported in the financial statements, because the Company believes there is a 50% or greater chance the carry forwards will expire unused.

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

DONGXING INTERNATIONAL INC.

(formerly Apex 1, Inc.)

NOTES TO FINANCIAL STATEMENTS

NOTE 7. SUBSEQUENT EVENTS

Management has evaluated subsequent events through the date the financial statements were available to be issued and determined there are no subsequent events required to be disclosed.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not Applicable

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures. As of December 31, 2015, Cheng Zhao, our Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of the Company’s disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934. Based upon that evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures have the following material weaknesses:

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

Based on his evaluation, Mr. Cheng concluded that the Company’s system of disclosure controls and procedures was not effective as of December 31, 2015 for the purposes described in this paragraph.

Changes in Internal Controls. There was no change in internal control over financial reporting (as defined in Rule 13a-15(f) promulgated under the Securities Exchange Act or 1934) identified in connection with the evaluation described in the preceding paragraph that occurred during Dongxing International Inc.’s fourth fiscal quarter that has materially affected or is reasonably likely to materially affect Dongxing International Inc.’s internal control over financial reporting.

Management’s Report on Internal Control over Financial Reporting

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934. We have assessed the effectiveness of those internal controls as of December 31, 2015, using the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) Internal Control – Integrated Framework (1992) as a basis for our assessment.

Because of inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies and procedures may deteriorate. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

A material weakness in internal controls is a deficiency in internal control, or combination of control deficiencies, that adversely affects the Company’s ability to initiate, authorize, record, process, or report external financial data reliably in accordance with accounting principles generally accepted in the United States of America such that there is more than a remote likelihood that a material misstatement of the Company’s annual or interim financial statements that is more than inconsequential will not be prevented or detected. In the course of making our assessment of the effectiveness of internal controls over financial reporting, we identified three material weaknesses in our internal control over financial reporting. These material weaknesses consisted of:

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

Management does not believe that the current level of the Company’s operations warrants a remediation of the weaknesses identified in this assessment. However, because of the above condition, management’s assessment is that the Company’s internal controls over financial reporting were not effective as of December 31, 2015.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

Item 9B Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The officers and directors of the Company are:

Name	Age	Position with the Company	Director Since
Cheng Zhao	40	Director, Chief Executive Officer, Chief Financial Officer	2015

Directors hold office until the annual meeting of the Company’s stockholders and the election and qualification of their successors. Officers hold office, subject to removal at any time by the Board, until the meeting of directors immediately following the annual meeting of stockholders and until their successors are appointed and qualified.

Cheng Zhao has been employed for more than the past ten years in managerial positions in the People's Republic of China. Since 2011 he has served as President and Chief Executive Officer of Harbin Dongxing Energy Saving Technical Service Co., Ltd., which is engaged in the business of providing energy-saving solutions to businesses. From 2008 to 2011, Mr. Cheng was employed as General Manager of Harbin Dongke Optronics Science and Technology Co., Ltd., which manufactured and marketed electronic lighting products. From 2004 to 2008, Mr. Cheng was employed as General Manager of Harbin Litian Scientific and Technological Development Co., Ltd., which developed high-tech products for the agriculture industry. In 2004 Mr. Cheng was awarded a Master's Degree in Business Administration by the City University of Seattle (State of Washington). In 1998, he earned a Bachelor's Degree with a concentration in International Business at the Heilongjiang University of Commerce (Heilongjiang Province).

Audit Committee

The Board of Directors has not appointed an Audit Committee. The functions that would be performed by an Audit Committee are performed by the Board of Directors. The Board of Directors does not have an “audit committee financial expert,” because there is only one Board member.

Code of Ethics

The Company has not adopted a formal code of ethics applicable to its executive officers. The Board of Directors has determined that the Company’s financial operations are not sufficiently complex to warrant adoption of a formal code of ethics.

Section 16(a) Beneficial Ownership Reporting Compliance

None of the officers, directors or beneficial owners of more than 10% of the Company’s common stock failed to file on a timely basis the reports required by Section 16(a) of the Exchange Act during the year ended December 31, 2015, except that Cheng Zhao failed to file a Form 3 when due.

Item 11. Executive Compensation

The following table sets forth all compensation awarded to, earned by, or paid by Dongxing International Inc. to its Chief Executive Officer during the past three fiscal years. Andrew Zagorski served as Chief Executive Officer through September 21, 2015, when he was replaced by Cheng Zhao. There was no officer or employee whose compensation for 2015 exceeded $100,000.

	Fiscal Year	Salary	Bonus	Stock Awards	Option Awards	Other Compensation
Cheng Zhao	2015	--	--	--	--	--

Andrew Zagorski	2015	--	--	--	--	--
	2014	--	--	--	--	--
	2013	--	--	--	--	--

Employment Agreements

All of our employment arrangements with our executives are on an at will basis.

Equity Grants

The following tables set forth certain information regarding the stock options acquired by the Company’s Chief Executive Officer during the year ended December 31, 2015 and those options held by him on December 31, 2015.

Option Grants in the Last Fiscal Year

	Number of securities underlying option granted	Percent of total options granted to employees in fiscal year	Exercise Price ($/share)	Expiration Date	Potential realizable value at assumed annual rates of appreciation for option term	Potential realizable value at assumed annual rates of appreciation for option term
					5%	10%
Cheng Zhao	--	--	--	--	--	--

The following tables set forth certain information regarding the stock grants received by the executive officers named in the table above during the year ended December 31, 2015 and held by them unvested at December 31, 2015.

Unvested Stock Awards in the Last Fiscal Year

	Number of Shares That Have Not Vested	Market Value of Shares That Have Not Vested
Cheng Zhao	--	--

Compensation of Directors

The members of our Board of Directors receive no compensation for their services on the Board.

Item 12. Security Ownership of Certain Beneficial Owners and Management

The following table sets forth information known to us with respect to the beneficial ownership of our common stock as of the date of this report by the following:

•	each shareholder known by us to own beneficially more than 5% of our common stock;
•	Cheng Zhao;
•	each of our directors; and
•	all directors and executive officers as a group.

There are 10,000,000 shares of our common stock outstanding on the date of this report. Except as otherwise indicated, we believe that the beneficial owners of the common stock listed below have sole voting power and investment power with respect to their shares, subject to community property laws where applicable. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission.

In computing the number of shares beneficially owned by a person and the percent ownership of that person, we include shares of common stock subject to options or warrants held by that person that are currently exercisable or will become exercisable within 60 days. We do not, however, include these “issuable” shares in the outstanding shares when we compute the percent ownership of any other person.

Name and Address of Beneficial Owner(1)	Amount and Nature of Beneficial Ownership	Percentage of Class
Cheng Zhao	10,000,000	100%
All officers and directors (1 person)	10,000,000	100%

____________________________

(1) The address of each shareholder, unless otherwise noted, is c/o Dongxing International Inc., 3F,No. 26, Hengshan Road, Nangang District, Harbin, Heilongjiang Province, P.R. China

Item 13. Certain Relationships and Related Transactions and Director Independence

Certain Relationships and Related Transactions

None.

Director Independence

None of the members of the Board of Directors is independent, as “independence” is defined in the Rules of the NYSE MKT.

Item 14. Principal Accountant Fees and Services

Audit Fees

De Leon & Company, P.A. billed $11,250 in connection with the audit and reviews of the Company’s financial statements for the year ended December 31, 2015. De Leon & Company, P.A. billed $16,500 in connection with the audit and reviews of the Company’s financial statements for the year ended December 31, 2014 Also included are those services normally provided by the accountant in connection with the Company’s statutory and regulatory filings.

Audit-Related Fees

De Leon & Company, P.A. did not bill the Company for any Audit-Related fees in fiscal 2015 or in fiscal 2014.

Tax Fees

De Leon & Company, P.A. did not bill the Company in fiscal 2015 or fiscal 2014 for professional services rendered for tax compliance, tax advice and tax planning.

All Other Fees

De Leon & Company, P.A. did not bill the Company for any other fees in fiscal 2015 or fiscal 2014.

It is the policy of the Company that all services, other than audit, review or attest services, must be pre-approved by the Board of Directors.

Item 15. Exhibits and Financial Statement Schedules

(b) Exhibit List

3-a	Certificate of Incorporation - filed as an exhibit to the Company’s Registration Statement on Form 10 filed on September 8, 2010, and incorporated herein by reference.

3-a(1)	Certificate of Amendment of Certificate of Incorporation dated May 20, 2011 - filed as an exhibit to the Current Report on Form 8-K filed on May 31, 2011, and incorporated herein by reference.

3-a(2)	Certificate of Amendment of Certificate of Incorporation dated December 23, 2013 - filed as an exhibit to the Current Report on Form 8-K filed on December 27, 2013, and incorporated herein by reference.

3-a(3)	Certificate of Amendment of Certificate of Incorporation dated November 19, 2015 - filed as an exhibit to the Current Report on Form 8-K filed on November 20, 2015, and incorporated herein by reference.

3-b	By-laws - filed as an exhibit to the Company’s Registration Statement on Form 10 filed on September 8, 2010, and incorporated herein by reference.

21	Subsidiaries – None

31	Rule 13a-14(a) Certification

32	Rule 13a-14(b) Certification

101.INS	XBRL Instance
101.SCH	XBRL Schema
101.CAL	XBRL Calculation
101.DEF	XBRL Definition
101.LAB	XBRL Label
101.PRE	XBRL Presentation

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dongxing International Inc.
By: /s/ Cheng Zhao Cheng Zhao, Chief Executive Officer

In accordance with the Exchange Act, this Report has been signed below on February 19, 2016 by the following persons, on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Cheng Zhao

Cheng Zhao, Director

Chief Executive Officer, Chief

Financial and Accounting Officer

