Form 10-Q
period 2016-03-31
Dongxing International Inc.
filed 2016-05-16
CIK 1500861

U. S. Securities and Exchange Commission

Washington, D. C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____

Commission File No. 0-54112

DONGXING INTERNATIONAL INC.
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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check One)

Large accelerated filer [ ] Accelerated filer [ ] Non-accelerated filer [ ] Smaller reporting company [X]

APPLICABLE ONLY TO CORPORATE ISSUERS: Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date:

May 16, 2016

Common Voting Stock: 10,000,000

DONGXING INTERNATIONAL INC.
(f/k/a APEX 1, INC.)

BALANCE SHEETS UNAUDITED

	March 31,	December 31,
	2016	2015

ASSETS

CURRENT ASSETS:
Cash	$—	$—
Total Assets	$—	$—

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
Accrued expenses	$—	$452
Total Current Liabilities	—	452

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred stock, $0.0001 par value, 5,000,000 shares authorized;	—	—
none issued and outstanding
Common stock, $0.0001 par value, 250,000,000 shares authorized;
10,000,000 shares issued and outstanding	1,000	1,000
Capital in excess of par value	149,221	140,615
Accumulated deficit	(150,221)	(142,067)
Total Stockholders' Equity (Deficit)	—	(452)
Total Liabilities and Stockholders' Equity (Deficit)	$—	$—

The accompanying notes are an integral part of these condensed financial statements.

DONGXING INTERNATIONAL INC.
(f/k/a APEX 1, INC.)

STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended
	March 31,
	2016	2015

Revenues	$—	$—

Operating Expenses
General & Administrative	810	—
Professional Fees	7,344	—
Total Operating Expenses	8,154	—

Loss From Operations	(8,154)	—

Net Loss	$(8,154)	$—

Net loss per share - basic and diluted	$(0.00)	$—

Weighted average shares outstanding
(basic and diluted)	10,000,000	10,000,000

The accompanying notes are an integral part of these condensed financial statements.

DONGXING INTERNATIONAL INC.
(f/k/a APEX 1, INC.)
STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Three Months Ended
	March 31,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(8,154)	$—
Adjustments to reconcile net loss to cash used in operating activities:
Change in operating assets and liabilities:
(Decrease) increase in accrued expenses	(452)	—
Net cash used in operating activities	(8,606)	—

CASH FLOWS FROM FINANCING ACTIVITIES:
Capital Contribution	8,606	—
Net cash provided by financing activities	8,606	—

Net change in cash	—	—
Cash and cash equivalents at beginning of period	—	—
Cash and cash equivalents at end of period	$—	$—

Supplemental Disclosures of Cash Flow Information:
Cash paid during the periods for:
Interest	$—	$—
Income taxes	$—	$—

The accompanying notes are an integral part of these condensed financial statements.

DONGXING INTERNATIONAL, INC.

(f/k/a APEX 1, INC.)

NOTES TO UNAUDITED INTERIM FINANCIAL STATEMENTS

NOTE 1. INTERIM UNAUDITED FINANCIAL STATEMENTS

The balance sheet of Dongxing International Inc. (formerly known as Apex 1, Inc.) (the “Company”) as of March 31, 2016, and the statements of operations and cash flows for the three months then ended, have not been audited.  However, in the opinion of management, such information includes all adjustments (consisting only of normal recurring adjustments) which are necessary to properly reflect the financial position of the Company as of March 31, 2016, and the results of its operations and cash flows for the three months then ended.

Certain information and notes normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted, although management believes that the disclosures are adequate to make the information presented not misleading.  Interim period results are not necessarily indicative of the results to be achieved for an entire year.  These financial statements should be read in conjunction with the financial statements and notes to financial statements included in the Company’s financial statements as filed on Form 10-K for the fiscal year ended December 31, 2015.

NOTE 2. ORGANIZATION AND DESCRIPTION OF BUSINESS

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

DONGXING INTERNATIONAL, INC.

(f/k/a APEX 1, INC.)

NOTES TO UNAUDITED INTERIM FINANCIAL STATEMENTS

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

In the event that an uncertain tax position exists in which the Company could incur income taxes, the Company would evaluate whether there is a probability that the uncertain tax position taken would be sustained upon examination by the taxing authorities. Reserve for uncertain tax positions would then be recorded if the Company determined it is probable that a position would be sustained upon examination or if a payment would have to be made to a taxing authority and the amount is reasonably estimable. As of March 31, 2016, the Company does not believe it has any uncertain tax positions that would result in the Company having a liability to the taxing authorities. The Company's tax returns are subject to examination by the regulatory tax authorities for the years ended December 31, 2015, 2014, 2013, 2012, 2011, and 2010.

Basic Earnings (Loss) Per Share

The Company follows ASC 260-10, "Earnings Per Share" in calculating the basic and diluted loss per share. The Company computes basic loss per share by dividing net loss and net loss attributable to common shareholders by the weighted average number of common shares outstanding. Diluted loss per share considers the effect of common equivalent shares. There were no common share equivalents at March 31, 2016 or 2015.

Financial Instruments

The Company has adopted the provisions of ASC 820, "Fair Value Measurements and Disclosures", ASC 820 defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles and enhances disclosures about fair value measurements.

DONGXING INTERNATIONAL, INC.

(f/k/a APEX 1, INC.)

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

DONGXING INTERNATIONAL, INC.

(f/k/a APEX 1, INC.)

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

On September 21, 2015 Cheng Zhao purchased the outstanding shares of the Company from Oz Saferooms Technologies, Inc. Between that date and December 31, 2015, Mr. Cheng contributed $4,892 to the capital of the Company, which was used to pay its expenses. During the first quarter of 2016, Mr. Cheng contributed an additional $8,606 to the capital of the Company, which was used to pay its expenses.

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

NOTE 7. SUBSEQUENT EVENTS

Management has evaluated subsequent events through the date the financial statements were issued and determined there are no subsequent events required to be disclosed.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

We currently have no assets and no operations. During the three months ended March 31, 2016, we realized no revenue and incurred $8,154 in operating expenses, resulting in a loss from operations and net loss in that amount. During the three months ended March 31, 2015, the Company had neither revenue nor expenses, as the business had been temporarily abandoned during that period.

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

Liquidity and Capital Resources

Prior to September 21, 2015, when majority ownership of our company was transferred to Cheng Zhao, we had $135,721 in accounts payable due to our sole shareholder. That shareholder contributed the full amount of that obligation to the capital of the Company in connection with the transfer of control to Cheng Zhao. Subsequently, Mr. Cheng has financed the Company's operations by making capital contributions. Therefore at March 31, 2016 we had no liabilities.

At March 31, 2016 we had no working capital, as we had no assets and no liabilities. Our balance sheet at the prior year-end, December 31, 2015, likewise had neither assets nor liabilities. We expect our working capital to be nil or a small deficit for the indefinite future, as long as Cheng Zhao continues to contribute the sums necessary to pay our expenses.

Our operations used $8,606 in cash during the three months ended March 31, 2016, as we incurred a loss of $8,154 and reduced our accrued expenses by $452 during that period, all of which was financed by the capital contributions of our shareholder. Our operations consumed no in cash during the three months ended March 31, 2015, due to its dormancy. In the future, unless we achieve the financial and/or operational wherewithal to sustain our operations, it is likely that we will continue to rely on loans and capital contributions to sustain our operations.

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

ITEM 3 QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4 CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures. As of March 31, 2016, Cheng Zhao, our Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of the Company’s disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934. Based upon that evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures have the following material weaknesses:

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

Based on his evaluation, Mr. Cheng concluded that the Company’s system of disclosure controls and procedures was not effective as of March 31, 2016 for the purposes described in this paragraph.

Changes in Internal Controls. There was no change in internal control over financial reporting (as defined in Rule 13a-15(f) promulgated under the Securities Exchange Act or 1934) identified in connection with the evaluation described in the preceding paragraph that occurred during Dongxing International Inc.’s first fiscal quarter that has materially affected or is reasonably likely to materially affect Dongxing International Inc.’s internal control over financial reporting.

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

DONGXING INTERNATIONAL INC.
Date: May 16, 2016	By: /s/ Cheng Zhao
Cheng Zhao, Chief Executive Officer and Chief Financial Officer

