Form 10-Q
period 2016-09-30
Dongxing International Inc.
filed 2016-11-21
CIK 1500861

U. S. Securities and Exchange Commission

Washington, D. C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files.) Yes [X] No [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes [ ] No [X]

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

November 21, 2016

Common Voting Stock: 30,000,000

1

DONGXING INTERNATIONAL, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE FISCAL QUARTER ENDED SEPTEMBER 30, 2016

Dongxing International, Inc.
Consolidated Balance Sheets
(Unaudited)

	September 30, 2016	December 31, 2015
Assets
Current Assets
Cash and cash equivalents	$2,955	$58,914
Accounts receivable, net of allowance of $24,765 and $25,467, respectively	7,001	18,118
Inventories	1,882	1,954
Lease payment receivable-current	25,457	27,322
Prepaid rent	39,496	24,803
Due from related parties	—	13,981
Project in progress	72,006	59,282
Other current assets	19,557	19,971
Total Current Assets	168,354	224,345

Other Assets
Property, plant and equivalent, net	368	117
Lease payment receivable	9,360	29,413
Total long-term assets	9,728	29,530
Total Assets	$178,082	$253,875

Liabilities
Current Liabilities
Short-term bank loans	$—	$30,800
Unearned revenue	1,412	3,415
Due to related parties	182,862	123,753
Advance from customers	92,745	59,282
Accrued expenses and other payables	7,698	29,582
Total Current Liabilities	284,717	246,832
Total Liabilities	284,717	246,832

Shareholders' equity (deficiency)
Preferred stock, $0.0001 par value, 5,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.0001 par value 250,000,000 shares authorized 30,000,000 shares issued and outstanding as of September 30, 2016 and December 31, 2015, respectively	3,000	3,000
Additional paid-in capital	566,557	551,244
Accumulated deficit	(659,214)	(536,313)
Accumulated other comprehensive loss	(6,356)	(6,553)
Total stockholders' equity (deficiency) of Dongxing International, Inc.	(96,013)	11,378
Non-controlling interest	(10,622)	(4,335)
Total equity (deficiency)	(106,635)	7,043
Total liabilities and stockholders’ equity (deficiency)	$178,082	$253,875

The accompanying notes are an integral part of these condensed financial statements.

Dongxing International, Inc.
Consolidated Statements of Comprehensive Loss
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Revenue	$43	$29,828	$5,899	$32,434
Cost of revenue	169	21,172	477	21,459
Gross profit	(126)	8,656	5,422	10,975

Operating expenses
Selling, general and administrative expense	50,793	28,297	134,331	97,376
Total operating expenses	50,793	28,297	134,331	97,376

Loss from operations	(50,919)	(19,641)	(128,909)	(86,401)

Other income (expense):
Interest income (expense), net	—	(510)	(560)	(846)
Other income	—	24	281	546
Net loss	(50,919)	(20,127)	(129,188)	(86,701)
Loss from non-controlling interest	(2,329)	(995)	(6,287)	(4,335)
Net loss attributable to Dongxing International, Inc.	(48,590)	(19,132)	(122,901)	(82,366)

Other comprehensive income (loss)
Foreign currency translation adjustment	1,023	2,253	197	2,262
Total comprehensive loss	$(47,567)	$(16,879)	$(122,704)	$(80,104)

The accompanying notes are an integral part of these condensed financial statements.

Dongxing International, Inc.
Consolidated Statement of Shareholders' Equity (Deficiency)
(Unaudited)

	Common Stock		Additional		Accumulated other	Non-
	Number of Shares	Amount	Paid-in Capital	Accumulated deficit	comprehensive income (loss)	Controlling Interest	Total
Balance at December 31, 2015	30,000,000	$3,000	$551,244	$(540,648)	$(6,553)	$(4,335)	$7,043
Capital Contribution	—	—	15,313	—	—	—	15,313
Net loss	—	—	—	(122,901)	—	(6,287)	(129,188)
Foreign currency translation adjustment	—	—	—	—	197	—	197
Balance at September 30, 2016	30,000,000	$3,000	$566,557	$(663,549)	$(6,356)	$(10,622)	$(106,635)

The accompanying notes are an integral part of these condensed financial statements.

Doingxing International, Inc.
Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended September 30,
	2016	2015
CASH FLOW FROM OPERATING ACTIVITIES
Net loss	$(129,188)	$(86,701)
Adjustment to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	14	222
Change in operating assets and liabilities:
Accounts receivable	10,779	(12,610)
Other current asset	(139)	23,497
Lease payment receivable	20,665	23,173
Prepaid expenses	(15,612)	1,620
Inventory	18	1,189
Project in progress	(14,579)	(26,969)
Accrued expense and other payables	(21,391)	(15,183)
Customer deposits	35,636	—
Unearned revenue	(1,938)	(3,163)
Net cash used in operating activities	(115,735)	(94,925)

CASH FLOW FROM INVESTING ACTIVITIES
Purchase of office equipment	(274)	(434)
Net cash used in investing activities	(274)	(434)

CASH FLOW FROM FINANCING ACTIVITIES
Capital contribution	15,204	12,958
Loan from related parties	77,157	32,982
Proceeds from (repayment of) bank loans	(30,409)	32,395
Net cash provided by financing activities	61,952	78,335

Effect of exchange rate changes on cash	(1,902)	1
DECREASE IN CASH	(55,959)	(17,023)
Cash - beginning of period	58,914	20,368
Cash - ending of period	$2,955	$3,345

Supplement disclosure information
Cash paid for interest	$—	$—
Cash paid for income taxes	$—	$—

The accompanying notes are an integral part of these condensed financial statements.

Dongxing International, Inc.

Notes To Consolidated Financial Statements

(Unaudited)

NOTE 1. CORPORATE INFORMATION

Dongxing International Inc. (the “Company” or “Dongxing”) was incorporated in June 2010 in accordance with the laws of the State of Delaware under the name Apex 1, Inc. On November 19, 2015 the Company's corporate name was changed to “Dongxing International Inc.”

On September 30, 2016, Dongxing International Inc. (the “Company” or “Dongxing”) entered into and closed a share exchange agreement with Central Dynamic Holdings Ltd. (“Central Dynamic”) and its shareholders. Pursuant to the terms of the exchange agreement, the shareholders, who together own 100% of the ownership rights in Central Dynamic, agreed to transfer all of the issued and outstanding shares of common stock to the Company in exchange for the issuance of an aggregate of 25,000,000 shares of the Company’s common stock, par value $0.0001 per share.

As a result of the share exchange, the Central Dynamic shareholders become the majority shareholders and have control of the Company. The acquisition of Central Dynamic was accounted for as a reverse merger effected by a share exchange. Dongxing is considered the legal acquirer and Central Dynamic and its subsidiaries is considered the accounting acquirer.  Accordingly, the historical financial statements presented are those of Central Dynamic and its subsidiaries.

Central Dynamic Holdings Limited is incorporated under the laws of the British Virgin Islands. Dongxing Holdings Limited (“Dongxing HK”), a wholly owned subsidiary of Central Dynamic, is incorporated under the laws of Hong Kong. Harbin Donghui Technology Co., Ltd. (“Harbin Donghui”), a wholly-owned subsidiary of Dongxing Hong Kong, is incorporated under the laws of the People's Republic of China ("PRC"). Harbin Dongxing Energy Saving Technical Service Co., Ltd. (“Harbin Dongxing”), a limited liability company incorporated under the laws of the PRC, is effectively and substantially controlled by Harbin Donghui through a series of agreements known as variable interest agreements (the “VIE agreements”) dated March 30, 2016, pursuant to which Harbin Dongxing became Harbin Donghui’s contractually controlled affiliate and Harbin Donghui can realize 95% of the income or loss from Harbin Dongxing. Central Dynamic and its wholly owned subsidiaries, Dongxing HK and Harbin Donghui, are holding companies with no business operation.

Harbin Dongxing provides Energy Diagnosis, Project Design, Project Auditing, Equipment Procurement Services, Construction Engineering, Personnel Training, and Technology Consulting to customers. Harbin Dongxing Online Technology Co., Ltd (“Dongxing Online”), which is 100% owned by Harbin Dongxing, engages in Software Development, Website Production, Systems Integration, Web Merchandise Sales, and Import and Export of Goods. Harbin Dongrong Lighting Engineering Co., Ltd. (“Dongrong Lighting”), which is also 100% owned by Harbin Dongxing, engages in lighting design and construction for urban roads and landscapes.

NOTE 2. GOING CONCERN

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company had a working capital deficit of $116,363, accumulated deficit of $659,214 and shareholders’ deficiency of $96,013 as of September 30, 2016, and has not generated cash or income since the inception of its operations. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The Company plans to rely on the proceeds from loans from both unrelated and related parties to provide the resources necessary to fund the development of our business and operations. The Company also plans to raise funds from domestic and foreign banks and/or financial institutions to increase working capital in order to meet capital demands. However, no assurance can be given that the Company will be successful in raising additional capital.

Dongxing International, Inc.

Notes To Consolidated Financial Statements

(Unaudited)

NOTE 3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Preparation and Consolidation

The accompanying unaudited interim consolidated financial statements (“interim statements”) of the Company have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X issued by the U.S. Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments and disclosures necessary for a fair presentation of these interim statements have been included. The results reported in these interim statements are not necessarily indicative of the results that may be reported for the entire year or any other periods. These interim statements should be read in conjunction with the Company’s consolidated financial statements for the year ended December 31, 2015, which were included in the Form 8-K filed with the SEC on October 14, 2016.

The consolidated financial statements include the accounts of the Company, its wholly owned subsidiaries and its contractually controlled affiliates. All significant inter-company account balances and transactions have been eliminated in consolidation.

Use of Estimates

The Company’s consolidated financial statements have been prepared in accordance with US GAAP. This requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and reported amounts of revenue and expense during the reporting period. The significant areas requiring the use of management estimates include, but are not limited to, the allowance for doubtful accounts receivable, recognition and measurement of deferred income taxes and valuation allowance for deferred tax assets. Although these estimates are based on management’s knowledge of current events and actions management may undertake in the future, actual results may ultimately differ from those estimates and such differences may be material to our consolidated financial statements.

Impairment of Long-Lived Assets

In accordance with the ASC 360-10, Accounting for the Impairment or Disposal of Long-Lived Assets, long-lived assets, such as property, plant and equipment and purchased intangibles subject to amortization are reviewed for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable, or it is reasonably possible that these assets could become impaired as a result of technological or other industrial changes. The determination of recoverability of assets to be held and used is made by comparing the carrying amount of an asset to management's estimate of future undiscounted cash flows to be generated by the assets.

 If such assets are considered to be impaired, the impairment to be recognized is measured as the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less cost to sell. During the reporting periods there was no impairment loss recognized on long-lived assets.

Fair value measurements and financial instruments

ASC Topic 820, Fair Value Measurement and Disclosures, defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. This topic also establishes a fair value hierarchy that requires classification based on observable and unobservable inputs when measuring fair value. The fair value hierarchy distinguishes between assumptions based on market data (observable inputs) and an entity’s own assumptions (unobservable inputs). The hierarchy consists of three levels:

●	Level one — Quoted market prices in active markets for identical assets or liabilities;
●	Level two — Inputs other than level one inputs that are either directly or indirectly observable; and
●	Level three — Unobservable inputs developed using estimates and assumptions, which are developed by the reporting entity and reflect those assumptions that a market participant would use.

 Determining which category an asset or liability falls within the hierarchy requires significant judgment. The Company evaluates its hierarchy disclosures each quarter.

Dongxing International, Inc.

Notes To Consolidated Financial Statements

(Unaudited)

NOTE 3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Accounts receivable, net of allowance

Accounts receivable are stated at cost, net of an allowance for doubtful accounts. The Company maintains allowances for doubtful accounts for estimated losses, if any, resulting from the failure of customers to make required payments. The Company reviews the accounts receivable on a periodic basis and makes allowances where there is doubt as to the collectability of individual balances. In evaluating the collectability of individual receivable balances, the Company considers many factors, including the age of the balance, the customer’s payment history, its current credit-worthiness and current economic trends.

Revenue Recognition

The Company recognizes revenue in accordance with ASC 605, Revenue Recognition. Revenue from sales of products is recognized when persuasive evidence of sales arrangements exist, title and risk of loss have been transferred to the customers, the sales amounts are fixed and determinable and collection of the revenue is reasonably assured. Customers have no contractual right to return products.

Revenue from LED lights installation projects is recognized per ASC 605-35 Construction-Type and Production-Type Contracts. All projects were expected to be completed in less than one year. Contract price is recorded as revenue once the project is completed. Deposits received from customers before the project is completed are recorded as Advance from Customers. The costs of the projects, including materials used and other labor costs incurred, are recorded as Project in Progress and recognized as Cost of Sales once the project is complete.

Revenue from LED lights installation projects with profit sharing terms is recognized per ASC 840-30 Capital Leases. On the profit sharing installation projects, the Company transfers ownership of the LED lights to customers at the end of the contract period with no charge. The Company accounts for this type of transactions as a sales-type lease and records as revenue the present value of the total profit sharing receipts from customers at the inception of the profit sharing period and records a Lease Payment Receivable. The difference between the total amount of profit sharing receipts and the present value of the profit sharing receipts is recorded as Unearned Revenue to be amortized over the term of profit sharing period.

Income Taxes

We use the asset and liability method of accounting for income taxes in accordance with ASC Topic 740, “Income Taxes.” Under this method, income tax expense is recognized for the amount of: (i) taxes payable or refundable for the current year and (ii) deferred tax consequences of temporary differences resulting from matters that have been recognized in an entity’s financial statements or tax returns. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the results of operations in the period that includes the enactment date. A valuation allowance is provided to reduce the deferred tax assets reported if, based on the weight of the available positive and negative evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized.

ASC Topic 740.10.30 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. ASC Topic 740.10.40 provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. We have no material uncertain tax positions for any of the reporting periods presented.

Dongxing International, Inc.

Notes To Consolidated Financial Statements

(Unaudited)

NOTE 3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Comprehensive Income

Comprehensive income is defined to include all changes in equity except those resulting from investments by shareholders and distributions to shareholders. Among other disclosures, all items that are required to be recognized under current accounting standards as components of comprehensive income are required to be reported in a financial statement that is presented with the same prominence as other financial statements. Comprehensive income includes net income and the foreign currency translation gain, net of tax.

Foreign currency

The Company and its subsidiaries maintain their books and records in their functional currency, RMB. The consolidated financial statements of the Company are translated from Renminbi (“RMB”) into United States dollars (U.S. Dollars or “US$” or “$”). Accordingly, assets and liabilities of the Company and its subsidiaries are translated from RMB to U.S. Dollars using the applicable exchange rates prevailing at the balance sheet date. Items on the statement of comprehensive income and cash flows are translated at average exchange rates during the reporting period. Equity accounts are translated at historical rates. Adjustments resulting from the translation of the Company’s financial statements are recorded as accumulated other comprehensive income.

The exchange rates used to translate amounts in RMB into U.S. Dollars for the purposes of preparing the consolidated financial statements are based on the rates as published on the website of People’s Bank of China and are as follows:

	September 30,	September 30,
	2016	2015
Balance sheet items, except for equity accounts	US$1=RMB6.67	US$1=RMB6.36

	Three Months Ended September 30,
	2016	2015
Items in the statements of comprehensive income and cash flows	US$1=RMB6.66	US$1=RMB6.25

	Nine Months Ended September 30,
	2016	2015
Items in the statements of comprehensive income and cash flows	US$1=RMB6.57	US$1=RMB6.17

 No representation is made that the RMB amounts could have been, or could be, converted into U.S. dollars at the above rates. The value of RMB against U.S. dollars and other currencies may fluctuate and is affected by, among other things, changes in China’s political and economic conditions. Any significant revaluation of RMB may materially affect the Company’s financial condition in terms of U.S. dollar reporting.

Recent Accounting Pronouncements

From time to time, new accounting pronouncements are issues by the Financial Accounting Standards Board or other standard bodies that may have an impact on the Company’s accounting and reporting. The Company believes that any recently issued accounting pronouncements and other authoritative guidance for which the effective date is in the future either will not have an impact on its accounting or reporting or that such impact will not be material to its financial position, results of operations, and cash flows when implemented.

Dongxing International, Inc.

Notes To Consolidated Financial Statements

(Unaudited)

NOTE 4. OTHER CURRENT ASSETS

Other current assets consist of the following:

	September 30, 2016	December 31, 2015
Rent receivable	$17,970	$18,480
Advance to supplier	216	416
Employee advance	150	1,047
Other	1,221	28
	$19,557	$19,971

NOTE 5. RELATED PARTY TRANSACTIONS

Due to (from) related parties are non-interest bearing obligations that are due on demand. The balance of due to (from) related parties consists of the following:

	Notes	September 30, 2016	December 31, 2015
Shareholders
Cheng, Zhao	(1)	$69,918	$(13,981)
Su, DianLi	(2)	1,497	450
		71,415	(13,531)
Officers
Zhang, Deling		-	955
		-	955
Other related parties
Harbin Dongke Optronics Science and Technology Co., Ltd. ("Dongke")	(3)	111,447	122,348
		111,447	122,348
Total		$182,862	$109,772

(1)	Mr. Zhao Cheng is the Company CEO and a stockholder. The balances due to Mr. Cheng were $69,918 and due from were $13,981 as of September 30, 2016 and December 31, 2015, respectively.
(2)	Mr. Su Dianli owns 2.5% of Harbin Dongxing.
(3)	Dongke is a company established in China and Mr. Zhao Cheng, is the president of Dongke.

NOTE 6. SHORT-TERM BANK LOANS

Short-term bank loans consists of a loan payable to Bank of Inner Mongolia, Harbin Nanji branch which was due on April 20, 2016, bearing interest at 6.955% per annum and collateralized by the certificate of cash deposit of Ding Xue, who is the wife of the Company’s CEO, Mr. Cheng. The loan was paid off in April 2016.

NOTE 7. INCOME TAXES

The Company is incorporated in the United States of America and is subject to United States federal taxation. The Company's BVI subsidiary is not subject to any taxes according to BVI tax law. The Company's Hong Kong subsidiary is subject to a 16.5% profit tax based on its taxable net income. The Company's Chinese subsidiaries are governed by the Income Tax Law of the PRC concerning the privately run and foreign invested enterprises, which are generally subject to tax at a statutory rate of 25% on income reported in the statutory financial statements after appropriate tax adjustments. No provisions for income taxes have been made, as the Company had no taxable income for the three and nine months ended September 30, 2016 and 2015.

Dongxing International, Inc.
Notes To Consolidated Financial Statements
(Unaudited)

NOTE 7. INCOME TAXES (Continued)

A reconciliation of the provision for income taxes determined at the local income tax rate to the Company’s effective income tax rate is as follows:

	Nine Months Ended September 30,
	2016	2015
Pre-tax loss	$(129,189)	$(86,701)
Corporate income tax rate	35%	35%
U.S. income tax	(45,216)	(30,345)
Tax rate difference between China and U.S.	12,919	8,670
Change of valuation allowance	32,297	21,675
Effective tax expense	$-	$-

	September 30, 2016	December 31, 2015
Net operating losses carried forward	$167,459	$106,799
Less: Valuation allowance	(167,459)	(106,799)
Net deferred tax assets	$-	$-

As of September 30, 2016, the Company has approximately $670,000 net operating loss carryforwards available in China to reduce future taxable income. The net operating loss of Chinese subsidiaries could be carried forward for a period of not more than five years from the year of the initial loss pursuant to relevant PRC tax laws and regulations. It is more likely than not that the deferred tax assets cannot be utilized in the future because there will not be significant future earnings from the entity which generated the net operating loss. Therefore, the Company recorded a full valuation allowance on its deferred tax assets.

As of September 30, 2016 and December 31, 2015, the Company has no material unrecognized tax benefits which would favorably affect the effective income tax rate in future periods, and does not believe that there will be any significant increases or decreases of unrecognized tax benefits within the next twelve months. No interest or penalties relating to income tax matters have been imposed on the Company during the three and nine months ended September 30, 2016 and 2015, and no provision for interest and penalties is deemed necessary as of September 30, 2016 and December 31, 2015.

According to the PRC Tax Administration and Collection Law, the statute of limitations is three years if the underpayment of taxes is due to computational errors made by the taxpayer or its withholding agent. The statute of limitations extends to five years under special circumstances, which are not clearly defined. In the case of a related party transaction, the statute of limitation is ten years. There is no statute of limitation in the case of tax evasion.

NOTE 8. SUBSEQUENT EVENT

The Company has evaluated the existence of significant events subsequent to the balance sheet date through the date the financial statements were issued and has determined that there were no subsequent events or transactions which would require recognition or disclosure in the financial statements.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Accounting for Variable Interest

Dongxing International is a holding company whose only asset is an indirect 100% ownership interest in Harbin Donghui, a Wholly Foreign Owned Entity organized under the laws of the People’s Republic of China on January 13, 2016.  On March 30, 2016, Harbin Donghui entered into three agreements with Harbin Dongxing and with the equity owners in Harbin Dongxing. Collectively, the VIE agreements provide Harbin Donghui exclusive control over the business of Harbin Dongxing, and provide that 95% of the gain or loss realized by Harbin Dongxing accrues to the account of Harbin Donghui.

The accounting effect of the VIE Agreements between Harbin Donghui and Harbin Dongxing is to cause the balance sheets and financial results of Harbin Dongxing to be consolidated with those of Harbin Donghui, with respect to which Harbin Dongxing is now a variable interest entity.  Since the parties to the VIE Agreements were both controlled by Cheng Zhao, who is CEO of both Harbin Donghui and Harbin Dongxing, the financial statements included in this report reflect the consolidation of the results of operations and cash flows of Harbin Dongxing since its inception.

Results of Operations

Nine Months Ended September 30, 2016 compared to Nine Months Ended September 30, 2015

The business of Harbin Dongxing at this time consists entirely of installation of lighting products, primarily in new construction projects. For the future, we expect that online sales by Dongxing Online, a subsidiary of Harbin Dongxing, will produce the greater portion of our revenue. But those sales will not commence until we launch operations of the Dongxing Online website. Our business at this time, therefore, is very seasonal. The weather in Heilongjiang Province is very cold in the first five months of the year, with much snow and ice, making installation of lighting fixtures nearly impossible. Generally, the construction projects in which we are involved are installed during the period from June to December. Project acceptance and payment usually occurs in November and December. As a result, the bulk or our revenues are realized in the second half of the year, particularly the fourth quarter.

Because of the seasonality of our installation business, our total sales revenue for the three and nine months ended September 30, 2016 were only $43 and $5,899. Sales in the first nine months of 2015 were much greater, yet still modest: $29,828 and $32,434 for the three and nine months ended September 30, 2015, respectively.

The sales in the first nine months of the year, albeit modest, were very profitable. This occurs because the revenue is recorded on our energy management contracts ("EMC"). These are arrangements in which we install lighting products in exchange for a share of the ongoing profits realized by our customers. EMC sales are recorded as sales-type leases, with the present value of the contracted lease payments recorded on our balance sheet as lease payment receivables and the balance of the contracted lease payments recorded as unearned revenue. Through the term of the EMC contract, as payments are made by the customer, the unearned revenue is amortized and recorded as sales revenue. We currently have two EMC arrangements amortizing in this fashion, which yield the revenues recorded in the first nine months of each year, when the weather prevents any new installations.

Our operating expenses of $50,793 and $134,331 for the three and nine months ended September 30, 2016 were comprised, primarily, of salaries and office rent. Our labor cost is high, relative to revenue, because the majority of our employees are engaged in developing and marketing our online platform. Operating expenses were greater in the three and nine months ended September 30, 2015 than during the comparable periods of 2015, as professional fees relating to preparation for the share exchange increased operating expenses.

After taking into account our interest expense (net of interest income) and miscellaneous other income, we recorded net loss of $50,919 and $129,188 for the three and nine months ended September 30, 2016, compared to net loss of $19,641 and $86,401 for the three and nine months ended September 30, 2015. We expect to continue to incur losses until our online marketing business is launched, as we are paying the expenses of that business without any offsetting revenue.

Our reporting currency is the U.S. dollar. Our local currency, the Renminbi (RMB), is our functional currency. Results of operations and cash flow are translated at average exchange rates during the period being reported upon, and assets and liabilities are translated at the unified exchange rate as quoted by the People’s Bank of China on the balance sheet date. Translation adjustments resulting from this process are included in accumulated other comprehensive income in the statements of stockholders’ equity. Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the results of operations as incurred. For the three and nine months ended September 30, 2016, foreign currency translation adjustments of $1,023 and $197, respectively, have been reported as other comprehensive income in the consolidated statement of changes in stockholders’ equity.

Liquidity and Capital Resources

The development of our company has been funded primarily by contributions to capital and loans from our equity-holders. As a result, at September 30, 2016 we had no debt other than $182,862 owed to related parties. This included $111,447 owed to Harbin Dongke Optronics Science and Technology Co., Ltd., representing lighting products sold to Harbin Dongrong in 2013 for a project that is not yet completed. The debt became consolidated with our balance sheet when our Chairman, Cheng Zhao, contributed Harbin Dongrong to Harbin Dongxing. The debt will be satisfied when the project is completed, Harbin Dongrong is paid, and in turn Harbin Dongrong pays Harbin Dongke. Cheng Zhao was the General Manager of Harbin Dongke until the end of 2015.

At September 30, 2016 we had a working capital deficit of $(116,363). Our company is viable despite the working capital deficit because the amount we owe to related parties far exceeds the deficit, and we will not be required to satisfy the related party debts until we have sufficient cash flow.

Our operations used $115,735 in cash during the first nine months of 2016 and $94,925 in cash during the first nine months of 2015. The aggregate of $210,660 in cash used in operations during that 18 month period was close to the aggregate net loss of $215,889 recorded in the same period. This occurs primarily because:

a.     the book value of our fixed assets is negligible, so we record little in depreciation expense; and

b.     we carry very little inventory, but generally order products as needed.

The $115,735 in cash used in operations during the nine months ended September 30, 2016 was funded primarily by loans from related parties totaling $77,157, supplemented by a capital contribution of $15,204. From time to time we have taken short-term loans from a Chinese bank, but the balance of that loan had been fully satisfied by a payment of 30,409 during the nine months ended September 30, 2016.

The opinion of our independent registered public accounting firm on our financial statements for the year ended December 31, 2015 expresses substantial doubt as to whether our company is a going concern, due to our limited revenue and negative cash flow. We believe that our related parties will continue to fund our operations for the foreseeable future, and so believe that we can sustain operations at our current level. However, full implementation of our business plan will require significant capital infusions or third party loans. We have no commitment for either equity or debt financing at this time.

Restrictions on Transfers of Funds

The VIE Agreements among Harbin Donghui and the Harbin Dongxing Shareholders provide that Harbin Donghui is entitled to 95% of the net profits (and will bear all losses) arising from Harbin Dongxing’s operations plus a monthly fee of RMB 10,000 ($1,499).  The VIE Agreements also entitle Harbin Donghui to manage the operations and control the cash flows of Harbin Dongxing.   Although Harbin Donghui is entitled to Harbin Dongxing’s profits, any distributions of such profits from Harbin Donghui to our U.S. parent company must comply with applicable Chinese laws affecting payments from Chinese companies to non-Chinese companies.

The sales revenue and expenses of Harbin Dongxing are denominated in RMB. The Chinese government strictly regulates conversion of RMB into foreign currencies.  Currently, Harbin Dongxing and Harbin Donghui may purchase foreign currencies for settlement of current account transactions, including payments of dividends, without the approval of the State Administration of Foreign Exchange (“SAFE”), by complying with certain procedural requirements. Pursuant to applicable Chinese laws and regulations, foreign invested enterprises incorporated in China, such as Harbin Donghui, are required to apply for “Foreign Exchange Registration Certificates.” Currently, conversion within the scope of the “current account” (e.g. remittance of foreign currencies for payment of dividends, trade and service-related foreign exchange transactions, etc.) can be effected without requiring the approval of SAFE, but must be effected through authorized Chinese banks in accordance with regulatory procedures. However, conversion of currency in the “capital account” (e.g. for capital items such as direct investments, loans, securities, etc.) still requires the approval of SAFE. Compliance with those procedural requirements can result in delays in obtaining foreign exchange, which could interfere with offshore activities by the Company, such as acquisitions, offshore investments, or the payment of dividends to the Company’s shareholders.  Because of the effort involved in obtaining foreign currencies in exchange for RMB, the Company intends to pay most of the operating expenses of its U.S. parent from dollars loaned to the Company by related parties.

Under PRC regulations, the Company’s operating subsidiary, Harbin Dongxing, may pay dividends only out of its accumulated profits, if any, determined in accordance with the accounting standards and regulations prevailing in the PRC. In addition, Harbin Dongxing is required to set aside at least 10% of its accumulated profits each year, if any, to fund the statutory general reserve until the balance of the reserve reaches 50% of its registered capital. The amount in excess of 10% of accumulated profits that may be contributed to the statutory general reserve is at Harbin Dongxing’s discretion. The statutory general reserve is not distributable in the form of cash dividends to the Company and can be used to make up cumulative prior year losses, if any, and may be converted into share capital by the issue of new shares to shareholders in proportion to their existing shareholdings, or by increasing the par value of the shares currently held by them, provided that the reserve balance after such use is not less than 25% of the registered capital.  As of September 30, 2016, no amount has been appropriated from retained earnings and set aside for the statutory reserve by Harbin Dongxing. There remains approximately 5,000,000 RMB ($749,625) to be appropriated from our future profits and set aside for the statutory reserve until we have satisfied the reserve requirement.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition or results of operations.

Recent Accounting Pronouncements

There were no recent accounting pronouncements that have or will have a material effect on the Company’s financial position or results of operations

ITEM 3 QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4 CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures. As of September 30, 2016, Cheng Zhao, our Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of the Company’s disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934. Based upon that evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures have the following material weaknesses:

  The relatively small number of employees who are responsible for accounting functions prevents us from segregating duties within our internal control system.
  Our internal financial staff lack expertise in identifying and addressing complex accounting issued under U.S. Generally Accepted Accounting Principles.
  Our Chief Financial Officer is not familiar with the accounting and reporting requirements of a U.S. public company.
  We have not developed sufficient documentation concerning our existing financial processes, risk assessment and internal controls.

Based on his evaluation, Mr. Cheng concluded that the Company’s system of disclosure controls and procedures was not effective as of September 30, 2016 for the purposes described in this paragraph.

Changes in Internal Controls. There was no change in internal control over financial reporting (as defined in Rule 13a-15(f) promulgated under the Securities Exchange Act or 1934) identified in connection with the evaluation described in the preceding paragraph that occurred during Dongxing International Inc.’s third fiscal quarter that has materially affected or is reasonably likely to materially affect Dongxing International Inc.’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings
None.

Item 1A.	Risk Factors
There have been no material changes from the risk factors included in the Current Report on Form 8-K filed on October 14, 2016.

Item 2.	Unregistered Sale of Securities and Use of Proceeds
(a) Unregistered sales of equity securities
On September 30, 2016 the Company issued 25,000,000 shares of common stock to twenty investors in exchange for the capital stock of Central Dynamic Holdings Limited. The shares were sold in a private offering to investors who were purchasing for their own accounts. The offering, therefore, was exempt from registration under the Securities Act of 1933 pursuant to Section 4(2) of the Securities Act. The offering was also made in compliance with the exemption from registration provided by Regulation S, as all of the purchasers are residents of the People’s Republic of China.

(c) Purchases of equity securities
The Company did not repurchase any of its equity securities that were registered under Section 12 of the Securities Exchange Act during the third quarter of fiscal 2016.

Item 3.	Defaults Upon Senior Securities.
None.

Item 4.	Mine Safety Disclosures.
Not Applicable.

Item 5.	Other Information.
None.

Item 6.	Exhibits
31 Rule 13a-14(a) Certification
32 Rule 13a-14(b) Certification
101.INS XBRL Instance
101.SCH XBRL Schema
101.CAL XBRL Calculation
101.DEF XBRL Definition
101.LAB XBRL Label
101.PRE XBRL Presentation

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

DONGXING INTERNATIONAL INC.
Date: November 21, 2016	By: /s/ Cheng Zhao
Cheng Zhao, Chief Executive Officer and Chief Financial Officer

