Form 10-K
period 2016-12-31
Dongxing International Inc.
filed 2017-04-17
CIK 1500861

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_____________________

FORM 10-K

(Mark One)

[X]	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2016

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 406 of the Securities Act. Yes [ ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes [ ] No [X]

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

As of June 30, 2016 (the last business day of the most recently completed second fiscal quarter) the aggregate market value of the common stock held by non-affiliates was $0, as there was no market for the common stock.

As of April 17, 2017, there were 30,000,000 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE: None

FORWARD-LOOKING STATEMENTS: NO ASSURANCES INTENDED

In addition to historical information, this Annual Report contains forward-looking statements, which are generally identifiable by use of the words “believes,” “expects,” “intends,” “anticipates,” “plans to,” “estimates,” “projects,” or similar expressions. These forward-looking statements represent Management’s belief as to the future of Dongxing International Inc. Whether those beliefs become reality will depend on many factors that are not under Management’s control. Many risks and uncertainties exist that could cause actual results to differ materially from those reflected in these forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed in Section 1A of this Report, entitled “Risk Factors.” Readers are cautioned not to place undue reliance on these forward-looking statements. We undertake no obligation to revise or publicly release the results of any revision to these forward-looking statements.

USE OF DEFINED TERMS; CONVENTIONS

Except where the context otherwise requires and for the purposes of this report only:

• "we," "us," "our company," "our" “Company” and "Dongxing International" refer to the combined business of Dongxing International Inc., its consolidated subsidiaries and its consolidated affiliate, as the case may be;

• "Central Dynamic" refers to Central Dynamic Holdings Limited, our direct, wholly-owned subsidiary, a BVI corporation;
• "Dongxing BVI" refers to Dongxing Holdings Limited, our indirect, wholly-owned subsidiary, a BVI corporation;

• "Dongxing Hong Kong" refers to Dongxing Holdings Limited, our indirect, wholly-owned subsidiary, a Hong Kong corporation;

• "Harbin Donghui" refers to Harbin Donghui Technology Co., Ltd., our indirect, wholly-owned subsidiary, a Chinese corporation;

• “Harbin Dongxing” refers to Harbin Dongxing Energy Saving Technical Service Co., Ltd., our indirect, consolidated affiliate, a Chinese corporation;

• "SEC" refers to the United States Securities and Exchange Commission;

• "China," "Chinese" and "PRC," refer to the People's Republic of China;

• "Renminbi" and "RMB" refer to the legal currency of China;

• "U.S. dollars," "dollars" and "$" refer to the legal currency of the United States;
• "Securities Act" refers to the United States Securities Act of 1933, as amended; and

• "Exchange Act" refers to the United States Securities Exchange Act of 1934, as amended.

Solely for the convenience of the reader, this report contains conversions of certain Renminbi amounts into U.S. dollars at specified rates. Except as otherwise indicated, all conversions from Renminbi to U.S. dollars were made based on the Exchange Rate on December 31, 2016, which was RMB 6.94 to $1.00. No representation is made that the Renminbi or U.S. dollar amounts referred to in this prospectus could have been or could be converted into U.S. dollars or Renminbi, as the case may be, at any particular rate or at all. See “Item 1A: Risk Factors—Risks Related to Our Business— Fluctuations in exchange rates could adversely affect our business and the value of our securities” for a discussion of the effects on the Company of fluctuating exchange rates.

PART 1

Item 1. Business

We conduct our operations through Harbin Dongxing, our consolidated affiliate. Harbin Dongxing, founded in 2011, is a company engaged in marketing lighting products and services. Harbin Dongxing conducts a portion of its business through two wholly-owned subsidiaries: Harbin Dongrong Business Management Consulting Co., Ltd. and Harbin Dongxing Online Technology Co., Ltd. The offices of Harbin Dongxing and its subsidiaries are located in Harbin City, People’s Republic of China.

The Parent Company

Dongxing International was incorporated in June 2010 in accordance with the laws of the State of Delaware under the name Apex 1, Inc. On November 19, 2015 the Company's corporate name was changed to "Dongxing International Inc." Dongxing International was a “shell company”, as defined in Rule 12b-2 under the Securities Exchange Act of 1934, from the date of its incorporation until September 30, 2016, when it acquired control of Harbin Dongxing.

Organization of Central Dynamic and Acquisition by Dongxing International

The corporate structure of Dongxing International and its subsidiaries and affiliates was developed through the following steps:

•

On November 17, 2011 two individuals (Cheng Zhao and Su Dianli) organized Harbin Dongxing as a limited liability company in the PRC. The registered equity was allocated among the founders thus: Cheng Zhao - 97.5%, Su Dianli - 2.5%. Since the time of its organization, Harbin Dongxing has been engaged in the marketing of lighting products and related services.

•

On November 10, 2010 Central Dynamic was organized under the BVI Business Companies Act, 2004 in the British Virgin Islands. Cheng Zhao has served as its director since May 8, 2012. Cheng Zhao purchased 4,250,000 ordinary shares (of the 25,000,000 ordinary shares outstanding) from Central Dynamic for a commitment to pay $42,500, and has purchased an additional 1,750,000 shares from other shareholders for an aggregate price of $17,500. The other 19 shareholders of Central Dynamic acquired their 19,000,000 ordinary shares by committing to pay a total of $190,000 to Central Dynamic. Central Dynamic has not engaged in any business since its formation.

•

On November 25, 2010 Dongxing BVI was organized under the BVI Business Companies Act, 2004 in the British Virgin Islands under the name "Douce Holdings Limited". Central Dynamic has been the sole equity-owner of Dongxing BVI since December 1, 2011. On November 17, 2014 the corporate name was changed to Dongxing Holdings Limited. Dongxing BVI has not engaged in any business since its formation.

•	On January 12, 2011 Dongxing Hong Kong was organized in Hong Kong under the name "Dongke Holdings Limited. Dongxing BVI has been the sole equity-owner of Dongxing Hong Kong since its formation. The corporate name was changed to Dongxing Holdings Limited on November 12, 2014. Dongxing Hong Kong has not engaged in any business since its formation.
4

•

On January 13, 2016 Harbin Donghui was organized in the PRC as a Wholly Foreign-Owned Enterprise. Dongxing Hong Kong has been the sole equity owner of Harbin Donghui since its formation. Harbin Donghui has conducted no business since its formation other than pursuant to the VIE Agreements discussed below.

•

On March 30, 2016 Harbin Donghui, Harbin Dongxing and the equity owners in Harbin Dongxing entered into the VIE Agreements discussed below, as a result of which Harbin Dongxing became a controlled affiliate of Harbin Donghui.

•	On September 30, 2016 Dongxing International entered into and closed an exchange agreement with Central Dynamic and all of the shareholders of Central Dynamic (the "Exchange Agreement"), pursuant to which the shareholders of Central Dynamic transferred all of the issued and outstanding stock of Central Dynamic to Dongxing International, and we issued to the shareholders of Central Dynamic 25,000,000 shares of our common stock (the “ Share Exchange ”), representing 83.3% of the outstanding shares. This reverse acquisition transaction vested in Dongxing International ownership of the chain of subsidiaries described above.

After the Share Exchange, our current organizational structure is as follows:

Contractual Arrangements with our Controlled Consolidated Affiliate and its Shareholders

On March 30, 2016, prior to the reverse acquisition transaction, Harbin Donghui and Harbin Dongxing and its shareholders, Cheng Zhao and Su Dianli, entered into a series of agreements known as variable interest agreements (the “VIE Agreements”) pursuant to which Harbin Dongxing became Harbin Donghui’s contractually controlled affiliate. The use of VIE agreements is a common structure used to acquire PRC corporations, particularly in certain industries in which foreign investment is restricted or forbidden by the PRC government. Although Harbin Dongxing participates in an industry that is not a restricted or forbidden to foreign investment, PRC regulations make only certain methods of foreign ownership permissible. Stock exchanges are not a permissible method of gaining foreign ownership of a PRC operating company under current PRC regulations. In order for Harbin Donghui to acquire ownership of Harbin Dongxing, Harbin Donghui would have to purchase Harbin Dongxing for cash, and the purchase price would be subject to the approval of the Ministry of Commerce, which would only approve the purchase price after a lengthy review to determine that the purchase price was commercially fair.

Due to the obstacles to actual acquisition of Harbin Dongxing, the Company utilized the VIE Agreements in order to properly gain control and the economic benefits of Harbin Dongxing. The VIE Agreements included:

(1)	an Exclusive Business Cooperation Agreement between Harbin Donghui and Harbin Dongxing pursuant to which Harbin Donghui has the exclusive right and obligation to provide technical support and management and marketing services to Harbin Dongxing in exchange for (i) 95% the total annual net profit of Harbin Dongxing and (ii) RMB 10,000 per month ($1,443). The term of the agreement is indefinite, and Harbin Dongxing is specifically barred from terminating the agreement.

(2)	an Exclusive Purchase Right Agreement among Cheng Zhao, Su Dianli, Harbin Dongxing and Harbin Donghui under which the shareholders of Harbin Dongxing have granted to Harbin Donghui the irrevocable right and option to acquire all of the equity interests in Harbin Dongxing to the extent permitted by PRC law. If PRC law limits the percentage of Harbin Dongxing that Harbin Donghui may purchase at any time, then Harbin Donghui may repeatedly exercise its option in such increments as may be allowed by PRC law. The exercise price of the option is RMB10 ($1.44) or any other price permitted by PRC law. This option could be exercised if, in the future, the PRC liberalizes the regulations governing acquisition of PRC entities, or if Dongxing International transferred to Harbin Donghui sufficient capital to satisfy the requirements of the Ministry of Commerce as to an adequate purchase price. In the meantime, the Exclusive Purchase Right Agreement serves to protect the Company’s interest in Harbin Dongxing, as Harbin Dongxing shareholders agree to refrain from taking certain actions which might harm the value of Harbin Dongxing or Harbin Donghui’s option;

(3)	A Pledge of Shares Agreement among Cheng Zhao, Su Dianli, Harbin Dongxing and Harbin Donghui under which the shareholders of Harbin Dongxing have pledged all of their equity in Harbin Dongxing to Harbin Donghui to guarantee Harbin Dongxing’s and Harbin Dongxing’s shareholders’ performance of their obligations under the Exclusive Business Cooperation Agreement and the Exclusive Purchase Right Agreement.

As discussed above, share exchanges are not permitted methods to transfer ownership of PRC operating companies to foreign investors. As a result, the VIE agreements are an attempt to give Harbin Donghui the option to gain actual ownership of the shares of Harbin Dongxing in the event it is can be achieved in accordance with PRC laws. The transfer of ownership interests in Harbin Dongxing to Harbin Donghui would be beneficial to U.S. investors because having ownership control, in contrast to contractual rights over Harbin Dongxing, strengthens the control the US parent company has over the operating company, Harbin Dongxing.

The VIE Agreements with our Chinese affiliate and its shareholders, which relate to critical aspects of our operations, may not be as effective in providing operational control as direct ownership. In addition, these arrangements may be difficult and costly to enforce under PRC law. To date, Harbin Dongxing has not made any payment to Harbin Donghui, but all amounts due under the Exclusive Business Cooperation Agreement have been accrued. Our plan for the foreseeable future is that Harbin Dongxing will make payments to Harbin Donghui to the extent necessary for that entity, Dongxing Hong Kong and Central Dynamic to pay their expenses. Harbin Dongxing may also make payments to Harbin Donghui for the purpose of funding the expenses of our U.S. parent company, although in the near term we expect to fund those expenses by borrowing U.S. Dollars from related parties. The remainder of the obligations of Harbin Dongxing to Harbin Donghui will be accrued without interest, penalties or other compensation for the delay in payment. See “Risk Factors - Risks Relating to the VIE Agreements.”

Under the terms of the VIE Agreements, Harbin Dongxing and its shareholders are contractually required to operate Harbin Dongxing prudently and effectively in a manner intended to maximize profits. Without the consent of Harbin Donghui, Harbin Dongxing’s shareholders may not allow it to: dispose of or mortgage its assets or income (except in the ordinary course of business); increase or decrease its registered capital (including issuing any equity securities); enter into any material agreements with its shareholders outside of the ordinary course of business; appoint or remove any of Harbin Dongxing’s directors or management; make any distribution of profits or dividends; or be terminated, liquidated or dissolved.

However, Harbin Dongxing is not specifically prohibited from acting in certain ways which could reduce its value to the Company. For example, Harbin Dongxing can pay its officers and directors compensation without Harbin Donghui’s consent, and such compensation could reduce the net profits payable by Harbin Dongxing to Harbin Donghui under the terms of the Exclusive Business Cooperation Agreement.

Our Business

Lighting Contracting

Harbin Dongxing was organized in 2011 to engage in the distribution, installation and service of lighting systems, primarily for commercial enterprises. The overall goal of our business is to provide customers with programs for achieving cost-savings by reconstruction of a facility's lighting or cost-efficient programs for lighting new facilities. Among the services that our employees provide to customers are energy diagnosis, project design, equipment procurement, lighting engineering, technology consulting and personnel training. The customers for our services include both commercial enterprises, such as factories and office buildings, and government agencies, including hospitals, schools and roadways.

In 2016 Harbin Dongxing obtained ISO9001 certification. We also obtained China Compulsory Certification for marketing of LED products. These two certifications will allow us to market to government-related industries, such as participants in the electric grid or participants in the communications grid, as well as to bid on government procurements.

In September 2015 Cheng Zhao, the Chairman of Harbin Dongxing, contributed to Harbin Dongxing ownership of Harbin Dongrong Business Management Consulting Co., Ltd. ("Harbin Dongrong"). Until November 2016, Harbin Dongrong carried on essentially the same type of business operations as Harbin Dongxing, except that Harbin Dongrong holds certain licenses from the Chinese government that enable it to bid on government contracts and other projects that require a licensed contractor, such as urban road lighting and lighting design and construction on public lands. In November 2016 Harbin Dongrong changed its business to business consulting, marketing planning and advertising.

LED Lighting

The key to our ability to offer customers cost-savings lighting alternatives is the rapid advances achieved during the past decade in the technology of LED lighting. “LED” is the acronym for light emitting diode, the element of LED lighting that transforms electric current into light. Engineers create diodes by pairing a negatively charged semiconductor. When electric power is connected to the diode, the semiconductors are forced into imbalance and release light as electrons jump to a different energy level.

Over the past decade, as the technology has improved, the popularity of LED lighting has soared. Between 2006 and 2012, sales of LED products in China increased by 539%. The advantages of LED lamps over traditional incandescent and fluorescent lighting include:

•	Longer Life Span. Electrodes in incandescent and conventional fluorescent lamps decay, producing less light over time, and are generally the limiting factor in the lives of the light. The average life span of a traditional lamp is no more than one year. By avoiding the use of electrodes, LED lamps can have life spans of up to 60,000 hours. The extended life reduces the frequency and cost of replacement. It also makes LED lamps particularly suitable for locations or structures where servicing and light replacement are difficult.

•	High Luminous Efficiency. Electrodes in incandescent or conventional fluorescent lighting give rise to power loss and place limits on the gas pressure and its composition. These restrictions do not apply to LED lights, as they have no electrodes. As a result, the power rating and light output of the lamps can be significantly increased.

•	Quick Start. LED lights can be started or restarted without pre-heating. Only a low current is necessary to initiate operation. This enables the size of the distribution box to be reduced, lowering the installation cost. Their quick start-up makes the technology particularly well suited for emergency lighting.

•	Automatic Brightness Adjustment. Many of our products incorporate programmable smart cards, which can adjust the level of brightness based on such factors as the time of day or the level of natural light. The lamps can function at any point down to 30% of their capacity, providing significant flexibility.

•	Energy Efficiency. LED technology can save as much as 75% of the energy that would be used in conventional fluorescent lamps.

•	High Lighting Quality. LEDs also emit steady light, producing a very limited amount of flickering under steady current.

Marketing

Our marketing is done by a direct sales force. Most of our marketing effort focuses on explaining the savings that our customers will achieve by replacing traditional incandescent and fluorescent lights with new LED lights. When a customer expresses interest, our sales personnel visit the customer's facility and develop a lighting design, drawing from products offered by dozens of manufacturers. We provide the customer a budget as well as an estimate of electric cost savings to be gained by implementing our proposal. If the customer contracts with us, we take a down payment, purchase and install the lights, then monitor the new lighting. All of our installations have either a one-year or a three-year performance guarantee, and we monitor all sales to assure the guarantee is fulfilled. For customers with whom we enter energy management contracts, as described below, we provide five years of after-sales service.

We expect that many of the sales by Harbin Dongxing will take the form of energy management contracts (“EMC”). In this business model, energy efficient equipment is sold to an end user on a payment plan designed to net no cost to the customer: payments by the customer are scheduled to conform to the savings realized from use of the energy efficient equipment. Typically, a customer's payment obligation to us represents 90% of the cost-savings realized in the first year after installation, 80% of the savings in year two; 70% in year three; 60% in year four and 50% in year five. At the end of the fifth year, title to the lighting systems is passed to the customer. Harbin Dongxing and Harbin Dongrong offer this option to customers directly as well as to contractors as part of a broader EMC program. Although an EMC sale results in significantly longer payment terms than a conventional net-90 days sale, profit margins on EMC sales are far higher than on conventional sales, as customers are much less price-resistant in the EMC model. Currently, we have EMC contracts with two customers. Our revenue from these EMC sales has been approximately double our costs for the installation, albeit spread over five years.

Lighting contracts entered by Harbin Dongrong, because they often involve government customers or government-related construction projects, are generally not EMC contracts. In our standard Harbin Dongrong contract, the customer pays us 30% of the contract price when the contract is signed, 30% when the products are delivered; 30% upon installation, and the final 10% after the one year quality guarantee is fulfilled.

Our customers often opt to upgrade their lighting over an extended period, in order to absorb the cost gradually. For example, we currently have a contract with the Harbin Water Supply Group that will result in revenue of $300,000. The contract calls for installation over a three year period, however. The first installations will occur in October of 2016, but for only a small portion of the total contract. The remainder will occur in 2017 and 2018.

Most of our sales to date have occurred in Heilongjiang Province. We expect that when our online platform (discussed below) goes live and becomes well-known, the association of Harbin Dongxing with that website will increase recognition of our brand and increase demand for our services beyond Heilongjiang Province.

Mengqiao Eurasian Trade E-commerce Platform

Harbin Dongxing is located in the Heilongjiang Province of China, which has a border with Russia extending over 3,000 kilometers. Heilongjiang Province's 25 ports (15 shipping ports, 4 aviation ports, 2 railway and 4 road ports) are exceeded in number only by Guangzhou Province. For these reasons, Heilongjiang Province is the natural location for trade with eastern Russia, a notion repeatedly emphasized in the proclamations of both China's State Council and the Provincial government. In October 2013 the national government designated Harbin, the capital of Heilongjiang Province, as a pilot city entitled to implement cross border ecommerce.

In 2013 the price of LED lighting products in China was approximately 40% lower than the price of comparable products in Russia. For that reason, in July 2013 we organized Harbin Dongxing Online Business Trading Co., Ltd. ("Dongxing Online") as a subsidiary of Harbin Dongxing for the purpose of effecting online distribution of Chinese lighting products into Russia. Dongxing Online was established in China with registered capital of 1 million RMB. Since its organization, Dongxing Online has been engaged in developing the Mengqiao Eurasian Trade E-commerce Platform, a B2B website designed to distribute lighting products from China to commercial customers in Russia, with plans to later expand offerings to Eastern Europe. The website (URL: union-bridge.com) now includes over 5,000 products from almost 100 manufacturers. Among the attractive features of the union-bridge.com website are:

•	product listings, transactions and customer service offered in three languages: Chinese, Russian and English;
•	real-time currency conversion of posted prices;
•	supply and demand information is available to registered users, both suppliers and customers.
•	a variety of payment methods, including Paypal, Alipay and telegraphic transfer, permitting online payment in RMB,U.S. Dollars and Russian Roubles;
•	customer choice of international delivery methods;
•	supplier guarantees of delivery within three days.

Each supplier enters into a Distribution Agreement with Dongxing Online. The agreement provides the supplier will ship products as directed by Dongxing Online, with title and risk of loss retained by the supplier until delivery is complete. Dongxing Online is required to pay for the products upon delivery. The supplier warrants the quality of the products and takes responsibility for the after-sale service that is mandated by Chinese law. The supplier also covenants that the price posted on the website for the advertised goods is the best price offered anywhere.

The website was developed for Dongxing Online under contract by a web development company. The contract provided for the transfer of ownership of the website and its intellectual property to Dongxing Online. The web development company maintains the site on an ongoing basis, for which Dongxing Online pays a fee.

Our goal in developing the Mengqiao Eurasian Trade E-commerce Platform was to surmount some of the difficulties that have limited the growth of Chinese manufacturing exports to Russia. In particular, we have developed extensive avenues on the website for product and market information to be exchanged between manufacturers and customers, aimed at increasing mutual understanding of the market with a view towards optimizing the benefits of trade for both purchasers and sellers. The Platform offers registered users:

•	an information portal, offering supply and demand statistics, information on industry trends, and reports of prior sales and customer feedback, among other items;
•	a transaction portal enabling contracting, documentation, and transaction tracking; and
•	a customer service portal, facilitated by detailed information regarding customer purchases and feedback.

The Mengqiao Eurasian Trade E-commerce Platform will provide Chinese LED manufacturers an orderly medium through which to access the Russian market for lighting products, with significantly lower marketing cost than individualized approaches. To date, we have focused on developing the website and organizing the special relationships that will enable us to access the Russian market when we commence commercialization of the website. Our plan for commercial introduction is a multi-pronged approach to the market, involving:

•	Search engine promotion through the principal search engines, such as Baidu, Yandex and Google;
10

•	Participation in Russian trade shows sponsored by the LED industry;
•	Promotion in periodicals distributed to the Russian construction industry; and
•	establishment of associations with Russian enterprises involved in marketing to the construction industry.

Our budget for initiating commercialization of the website is $2 million, to pay for the aforesaid advertising and promotion activities as well as to build our after-sales service centers. Revenue from the Mengqiao Eurasian Trade E-commerce Platform will primarily come from fees paid by participants on the Platform and advertising fees for more advantageous positioning on the website. Dongxing Online will also have the benefit of holding the purchase price for products sold on the website between the date when the end user orders the product and the date on which payment is due.

Intellectual Property

We have registered the copyright for Dongxing Online's trading platform with the National Copyright Administration of the People's Republic of China: the copyright registration number 2015SR078522.

We have also registered our trademark with the national government: trademark registration number TMZC16118206ZCSL01.

Recently Harbin Dongxing was awarded a patent in China for its invention of an LED external control nixie tube. The patent number is ZL201220204547.X.

Employees

The Company has nine employees: five are employed by Harbin Dongxing, two are employed by Dongxing Online, and two are employed by Harbin Dongrong. We believe that our relationship with our employees is good.

Harbin Dongxing carries the following insurance policies for the benefit of its employees:

	Annual Premium
	RMB	US$
Endowment	14,400	2,172
Unemployment	1,320	199
Medical	15,600	2,353
Work-related Injury	360	54
Maternity	360	54

Item 1A.	Risk Factors

Investing in our common stock will involve risk. You should carefully consider the risks described below together with all of the other information contained in this Report, including the financial statements and the related notes, before deciding whether to purchase any shares of our common stock. If any of the following risks is realized, our business, financial condition or operating results could materially suffer. In that event, the trading price of our common stock could decline and you may lose all or part of your investment.

Risks Related To Our Business

We have a limited operating history and limited historical financial information upon which you may evaluate our performance.

We have only recently initiated operations, and to date we have realized very limited revenues. You should consider, among other factors, our prospects for success in light of the risks and uncertainties encountered by companies that, like us, are in their early stages of development. We may not successfully address these risks and uncertainties or successfully implement our existing and new products and services. If we fail to do so, it could materially harm our business and impair the value of our common stock. Even if we accomplish these objectives, we may not generate the positive cash flows or profits we anticipate in the future. Our current business plan involves initiating online marketing of lighting products, which we expect to be the engine for the growth of our company. However, no member of our management has experience with online product distribution, and our website remains in the development stage. Therefore, our ability to carry out our business plan successfully is completely untested. Unanticipated problems, expenses and delays are frequently encountered in establishing a new business and developing new products and services. These include, but are not limited to, inadequate funding, lack of consumer acceptance, competition, product development, and inadequate sales and marketing. Our failure to meet any of these conditions would have a materially adverse effect upon us and may force us to reduce or curtail operations. No assurance can be given that we can or will ever operate profitably.

Our auditor has indicated that there is a substantial doubt as to whether we will be able to continue as a going concern.

In its report on our financial statements for the years ended December 31, 2016 and 2015, our independent registered public accounting firm has stated that the fact that the Company has generated limited revenues and does not have positive cash flow from operations raises substantial doubt as to our ability to continue as a going concern. A “going concern” opinion is an indication that the auditor’s review of the company’s resources and business activities raised doubt as to whether the company will be able to realize its assets and discharge its liabilities in the ordinary course of business. The risk of investing in a company whose financial statements carry a going concern opinion is that you are likely to lose all of your investment if the company fails to continue as a going concern. In the case of Dongxing International, the fact that we have minimal assets and a limited source of revenue means that we will continue as a going concern only if we are able to obtain the funds necessary to implement our business plan and are successful in that implementation. If we are not able to convert our business into a going concern, investors in the Company will lose their investment.

Obstacles to trade between Russia and China may interfere with the development of our online business.

Our business plan contemplates that the initiation of distribution operations through our website will yield substantial growth and, in particular, a marked improvement in our cash flow. Our website has been designed to primarily attract Russian customers for lighting products, as our business plan is to take advantage of the proximity of our headquarters in Heilongjiang Province to the border of eastern Russia. However, trade between China and Russia is still hindered by significant difficulties, some the result of historical animosity between Russia and China and some the result of bureaucratic and political impediments to trade. Both governments, for example, impose duties and taxes on cross-border trade that significantly increase the cost of imported products and so reduce demand for those products. In addition, the time required to pass through customs at the border can be substantial, thus adding to the incentive for residents of Russia to purchase products manufactured within Russia. Moreover, the recent declines in he market prices of oil and natural gas has severely damaged the Russian economy, reducing overall demand for products in Russia. These factors may contribute to the difficulty in developing active users in Russia for our online distribution services, which could make our online venture unprofitable.

Our expansion into the international market will require capital investment, which may result in dilution of the equity of our present shareholders or significantly increased borrowing costs.

Our business plan contemplates that we will expand our sales both domestically and internationally. To achieve that aim, we will need capital. So our business plan contemplates that we will raise $2 million in capital during the next year in order to complete development of our product distribution website and initiate marketing. We intend to raise all or a large portion of the necessary funds by selling equity in our company. At present we have no commitment from any source for those funds. We cannot determine, therefore, the terms on which we will be able to raise the necessary amounts. It is possible that we will be required to dilute the value of our current shareholders’ equity in order to obtain the funds. On the other hand, if we are forced to borrow these amounts, our cost of capital will significantly increase. But if we are unable to raise the necessary funds, our growth will be limited, as will our ability to compete effectively.

The nature of our receivables and the unavailability of receivables financing in China will restrict our cash flows, and may interfere with our ability to fund growth.

Our standard arrangement with customers requires payment for sales 90 days after delivery. In many situations, however, we afford customers much longer to pay. For example, when we provide lighting products to contractors working on government construction projects, we respect the government practice of paying only after the entire project is inspected by requiring payment 90 days after actual installation of the lamps. In addition, a growing portion of our business involves entering into energy management contracts with customers or participating in energy management contracts written by contractors, under which the customer is not required to pay until cost savings from the energy efficient lamps are realized. In these and similar circumstances, our collection of receivables will take place over an extended period of time. In the meantime, however, the current efforts of China’s government to restrict bank lending and control monetary expansion will prevent us from financing our receivables. As a result, in many cases our cash resources must be used to pay ongoing expenses before the cash revenue arising from those expenses is collected. This situation will limit our cash resources and may, in turn, limit our growth and prevent us from taking advantage of opportunities for expansion and market penetration that present themselves

We May Not Be Able To Market Our Website Successfully.

The core of our business plan is the launch of our website for distribution of lighting products. Once we have completed development of the website, we plan to launch a marketing campaign to fully promote and advertise our website. The e-commerce industry is extremely competitive. Though we are not aware of any website offering Chinese lighting products to the residents of Russia, there are currently many general online shopping websites both in China and Russia that sell lighting products.  An effective marketing plan will need to be executed in order to establish a loyal client base, and to get our website known in the marketplace. If we fail to develop such an effective marketing plan, and if we are unable to market our website successfully to consumers, we may not be able to sustain online business operations.

We May Not Be Able to Find Suitable Software Developers at an Acceptable Cost.

 We have contracted with a software developer to further develop and upgrade our website and associated backend interface. We will continue to require such expertise in the future, in order to meet the demands of developing online technology. Due to the current demand for skilled software developers, we run the risk of not being able to find or retain suitable personnel at an acceptable price. We would also need to ensure that the candidates are adequately qualified to develop a website that is user friendly, free of errors and seamless in design. Without these developers, we may not be able to further develop and upgrade the software, which is the most important aspect of our business development.

Our management has limited experience in managing and operating a public company. Any failure to comply with federal securities laws, rules or regulations could subject us to fines or regulatory actions, which may materially adversely affect our business, results of operations and financial condition.

Our management personnel have no prior experience managing and operating a public company. They will rely in many instances on the professional experience and advice of third parties, including our attorneys and accountants. None of the members of our management staff were educated and trained in U.S. business systems, and we may have difficulty hiring new employees in the PRC with such training. As a result, we may experience difficulty in establishing management, legal and financial controls, collecting financial data and preparing financial statements, books of account and corporate records and instituting business practices that meet U.S. standards. Therefore, we may, in turn, experience difficulties in implementing and maintaining adequate internal controls as required under Section 404 of the Sarbanes-Oxley Act of 2002, as amended. This may result in significant deficiencies or material weaknesses in our internal controls, which could impact the reliability of our financial statements and prevent us from complying with the SEC rules and regulations. Failure to comply with any laws, rules, or regulations applicable to our business may result in fines or regulatory actions, which may materially adversely affect our business, results of operation, or financial condition and could result in delays in development of an active and liquid trading market for our common stock. To the extent that the market place perceives that we do not have a strong financial staff and financial controls, the market for, and price of, our stock may be impaired.

The lack of expertise in U.S. GAAP among the staff of our finance department could result in errors in our filings.

The books and records of Harbin Dongxing, our operating entity, are maintained in accordance with bookkeeping practices that are customary in China. The financial statements of Harbin Dongxing and Harbin Donghui are prepared in accordance with accounting principles generally accepted in China. The staff of our finance department, which prepares those financial statements, has experience with Chinese GAAP, but very limited experience with U.S. GAAP. Therefore, in order to file with the SEC consolidated financial statements prepared in accordance with U.S. GAAP, we have engaged an independent consultant who makes the adjustments to the financial statements of Harbin Dongxing and Harbin Donghui necessary to achieve compliance with U.S. GAAP, then performs the consolidation required to produce the consolidated financial statements of Dongxing International. Because that consultant, who is not present in our executive offices, is the only participant in the preparation of our financial statements possessing a familiarity with U.S. GAAP, there is a risk that the persons responsible for the initial classifications of the elements of our financial results will err in making those classifications, which will cause our reported financial statements to be erroneous. Any such errors, besides being misleading to investors, could result in subsequent restatements, which could have an adverse effect on the perception of the Company among investors.

We may not be able to meet the internal control reporting requirements imposed by the SEC resulting in a possible decline in the price of our common stock and our inability to obtain future financing.

As directed by Section 404 of the Sarbanes-Oxley Act, the SEC adopted rules requiring each public company to include a report of management on the company’s internal controls over financial reporting in its annual reports. Although the Dodd-Frank Wall Street Reform and Consumer Protection Act exempts companies with a public float of less than $75 million from the requirement that our independent registered public accounting firm attest to our financial controls, this exemption does not affect the requirement that we include a report of management on our internal control over financial reporting and does not affect the requirement to include the independent registered public accounting firm’s attestation if our public float exceeds $75 million.

While we expect to expend significant resources in developing the necessary documentation and testing procedures required by Section 404 of the Sarbanes-Oxley Act, there is a risk that we may not be able to comply timely with all of the requirements imposed by this rule. Regardless of whether we are required to receive a positive attestation from our independent registered public accounting firm with respect to our internal controls, if we are unable to do so, investors and others may lose confidence in the reliability of our financial statements and our stock price and ability to obtain equity or debt financing as needed could suffer.

In addition, in the event that our independent registered public accounting firm is unable to rely on our internal controls in connection with its audit of our financial statements, and in the further event that it is unable to devise alternative procedures in order to satisfy itself as to the material accuracy of our financial statements and related disclosures, it is possible that we would be unable to file our Annual Report on Form 10-K with the SEC, which could also adversely affect the market for and the market price of our common stock and our ability to secure additional financing as needed.

We require highly qualified personnel and, if we are unable to hire or retain qualified personnel, we may not be able to grow effectively.

Our future success also depends upon our ability to attract and retain highly qualified personnel. Expansion of our business and the proposed growth of our business will require additional managers and employees with industry experience, and our success will be highly dependent on our ability to attract and retain skilled management personnel and other employees. We may not be able to attract or retain highly qualified personnel. Competition for skilled marketing and administrative personnel in China is significant. This competition may make it more difficult and expensive to attract, hire and retain qualified managers and employees.

The loss of the services of our key employees, particularly the services rendered by Cheng Zhao, our our chief executive officer, could harm our business.

Our success depends to a significant degree on the services rendered to us by our key employees. If we fail to attract, train and retain sufficient numbers of these qualified people, our prospects, business, financial condition and results of operations will be materially and adversely affected. In particular, we are heavily dependent on the continued services of Cheng Zhao, who founded our business and now serves as our chief executive officer. We currently do not have key employee insurance for our officers and directors. The loss of any of these key employees, including members of our senior management team, could harm our business.

 We Do Not Anticipate Paying Dividends in the Foreseeable Future.

We have never declared or paid any cash dividends or distributions on our capital stock. We currently intend to retain our future earnings, if any, to support operations and to finance expansion and therefore we do not anticipate paying any cash dividends on our common stock in the foreseeable future. Investors requiring current or near-term income from their investment should not invest in our Company.

Risks Relating to the VIE Agreements

The PRC government may determine that the VIE Agreements are not in compliance with applicable PRC laws, rules and regulations.

Harbin Donghui provides support and consulting service to Harbin Dongxing pursuant to the VIE Agreements.  Almost all economic benefits and risks arising from Harbin Dongxing’s operations are transferred to Harbin Donghui under these agreements.  There are risks involved with the operation of our business in reliance on the VIE Agreements, including the risk that the VIE Agreements may be determined by PRC regulators or courts to be unenforceable.  Our PRC counsel has advised that if the VIE Agreements were for any reason determined to be in breach of any existing or future PRC laws or regulations, the relevant regulatory authorities would have broad discretion in dealing with such breach, including:

• imposing economic penalties;
• discontinuing or restricting the operations of Harbin Donghui or Harbin Dongxing;
• imposing conditions or requirements in respect of the VIE Agreements with which Harbin Donghui or Harbin Dongxing may not be able to comply;
• requiring our company to restructure the relevant ownership structure or operations;
• taking other regulatory or enforcement actions that could adversely affect our company’s business; and
• revoking the business licenses and/or the licenses or certificates of Harbin Dongxing, and/or voiding the VIE Agreements.

Any of these actions could adversely affect our ability to manage, operate and gain the financial benefits of Harbin Dongxing, which would have a material adverse impact on our business, financial condition and results of operations.

Our ability to control Harbin Dongxing under the VIE Agreements may not be as effective as direct ownership.

We conduct our business in the PRC and generate all of our revenues through the VIE Agreements. Our plans for future growth are based substantially on expanding the operations of Harbin Dongxing and its subsidiaries.  However, the VIE Agreements may not be as effective in providing us with control over Harbin Dongxing as direct ownership.  Under the current VIE arrangements, as a legal matter, if Harbin Dongxing fails to perform its obligations under these contractual arrangements, we may have to (i) incur substantial costs and resources to enforce such arrangements, and (ii) rely on legal remedies under PRC law, which we cannot be sure would be effective. Therefore, if we are unable to effectively control Harbin Dongxing, it may have an adverse effect on our ability to achieve our business objectives and grow our revenues.

The VIE Agreements are governed by PRC law and provide for the resolution of disputes through the jurisdiction of courts in the PRC.  If Harbin Dongxing or its shareholders fail to perform the obligations under the VIE Agreements, we would be required to resort to legal remedies available under PRC law, including seeking specific performance or injunctive relief, or claiming damages. We cannot be sure that such remedies would provide us with effective means of causing Harbin Dongxing or its shareholder to meet their obligations, or recovering any losses or damages as a result of non-performance. Further, the legal environment in China is not as developed as in other jurisdictions. Uncertainties in the application of various laws, rules, regulations or policies in PRC legal system could limit our liability to enforce the VIE Agreements and protect our interests.

The payment arrangement under the VIE Agreements may be challenged by the PRC tax authorities.

We generate our revenues through the payments we receive pursuant to the VIE Agreements. We could face adverse tax consequences if the PRC tax authorities determine that the VIE Agreements were not entered into based on arm’s length negotiations. For example, PRC tax authorities may adjust our income and expenses for PRC tax purposes which could result in our being subject to higher tax liability, or cause other adverse financial consequences.

Risks Related To Doing Business In China

Uncertainties with respect to the PRC legal system could limit the legal protections available to you and us.

We conduct substantially all of our business through our operating subsidiary and affiliate in the PRC. Our operating subsidiary and affiliate are generally subject to laws and regulations applicable to foreign investments in China and, in particular, laws applicable to foreign-invested enterprises. The PRC legal system is based on written statutes, and prior court decisions may be cited for reference but have limited precedential value. Since 1979, a series of new PRC laws and regulations have significantly enhanced the protections afforded to various forms of foreign investments in China. However, since the PRC legal system continues to rapidly evolve, the interpretations of many laws, regulations and rules are not always uniform and enforcement of these laws, regulations and rules involve uncertainties, which may limit legal protections available to you and us. In addition, any litigation in China may be protracted and result in substantial costs and diversion of resources and management attention.

We are a Delaware holding company and most of our assets are located outside of the United States. All of our current business operations are conducted in the PRC through our VIE entity, Harbin Dongxing. In addition, all of our directors and officers are nationals and residents of the PRC, and the assets of these persons are located outside the United States. As a result, it may be difficult for you to effect service of process within the United States upon these persons. It may also be difficult for you to enforce in U.S. courts judgments on the civil liability provisions of the U.S. federal securities laws against us and our officers and directors, none of whom are residents in the United States and the substantial majority of whose assets are located outside of the United States. In addition, there is uncertainty as to whether the courts of the PRC would recognize or enforce judgments of U.S. courts. China does not have any treaties or other arrangements that provide for the reciprocal recognition and enforcement of foreign judgments with the United States. In addition, according to the PRC Civil Procedures Law, courts in the PRC will not enforce a foreign judgment against us or our directors and officers if they decide that the judgment violates basic principles of PRC law or national sovereignty, security or the public interest. So it is uncertain whether a PRC court would enforce a judgment rendered by a court in the United States.

Restrictions on currency exchange may limit our ability to receive and use our sales revenue effectively.

All our sales revenue and expenses are denominated in RMB. Under PRC law, the RMB is currently convertible under the “current account,” which includes dividends and trade and service-related foreign exchange transactions, but not under the “capital account,” which includes foreign direct investment and loans. Currently, our PRC operating subsidiary and affiliate may purchase foreign currencies for settlement of current account transactions, including payments of dividends to us, without the approval of the State Administration of Foreign Exchange, or SAFE, by complying with certain procedural requirements. However, the relevant PRC government authorities may limit or eliminate our ability to purchase foreign currencies in the future.

Foreign exchange transactions by our PRC operating subsidiary under the capital account continue to be subject to significant foreign exchange controls and require the approval of or need to register with PRC government authorities, including SAFE. In particular, if our PRC operating subsidiary borrows foreign currency through loans from us or other foreign lenders, these loans must be registered with SAFE, and if we finance the subsidiary by means of additional capital contributions, these capital contributions must be approved by certain government authorities, including the Ministry of Commerce, or MOFCOM, or their respective local counterparts. These limitations could affect their ability to obtain foreign exchange through debt or equity financing.

Fluctuations in exchange rates could adversely affect our business and the value of our securities.

The value of our common stock will be indirectly affected by the foreign exchange rate between U.S. dollars and RMB and between those currencies and other currencies in which our sales may be denominated. Appreciation or depreciation in the value of the RMB relative to the U.S. dollar would affect our financial results reported in U.S. dollar terms without giving effect to any underlying change in our business or results of operations. Fluctuations in the exchange rate will also affect the relative value of any dividend we issue that will be exchanged into U.S. dollars as well as earnings from, and the value of, any U.S. dollar-denominated investments we make in the future.

In August 2015, the PRC government devaluated the RMB by approximately 3.5%, and during 2016 the PRC government devalued its currency by an additional 6.5%. Additional devaluation could occur in the future and affect our results.

Since July 2005, the RMB is no longer pegged to the U.S. dollar. Although the People’s Bank of China regularly intervenes in the foreign exchange market to prevent significant short-term fluctuations in the exchange rate, the RMB may appreciate or depreciate significantly in value against the U.S. dollar in the medium to long term. Moreover, it is possible that in the future PRC authorities may lift restrictions on fluctuations in the RMB exchange rate and lessen intervention in the foreign exchange market.

Very limited hedging transactions are available in China to reduce our exposure to exchange rate fluctuations. To date, we have not entered into any hedging transactions. While we may enter into hedging transactions in the future, the availability and effectiveness of these transactions may be limited, and we may not be able to successfully hedge our exposure at all. In addition, our foreign currency exchange losses may be magnified by PRC exchange control regulations that restrict our ability to convert RMB into foreign currencies.

Restrictions under PRC law on our PRC subsidiary's ability to make dividend and other distributions could materially and adversely affect our ability to grow, make investments or complete acquisitions that could benefit our business, pay dividends to you, and otherwise fund and conduct our businesses.

Substantially all of our revenues are earned by our PRC subsidiary. However, PRC regulations restrict the ability of our PRC subsidiary to make dividend and other payments to its offshore parent company. PRC legal restrictions permit payments of dividends by our PRC subsidiary only out of its accumulated after-tax profits, if any, determined in accordance with PRC accounting standards and regulations. Our PRC subsidiary is also required under PRC laws and regulations to allocate at least 10% of our annual after-tax profits determined in accordance with PRC GAAP to a statutory general reserve fund until the amounts in said fund reaches 50% of the subsidiary's registered capital. Allocations to these statutory reserve funds can only be used for specific purposes and are not transferable to us in the form of loans, advances or cash dividends. Any limitations on the ability of our PRC subsidiary to transfer funds to us could materially and adversely limit our ability to grow, make investments or acquisitions that could be beneficial to our business, pay dividends and otherwise fund and conduct our business.

Under the EIT Law, we may be classified as a "resident enterprise" of China. Such classification will likely result in unfavorable tax consequences to us and our non-PRC stockholders.

Under the New Income Tax Law, enterprises established outside the PRC whose “de facto management bodies” are located in the PRC are considered “resident enterprises” and their global income will generally be subject to the uniform 25% enterprise income tax rate. On December 6, 2007, the PRC State Council promulgated the Implementation Regulations on the New Income Tax Law, which define “de facto management bodies” as bodies that have material and overall management control over the business, personnel, accounts and properties of an enterprise. In addition, a circular issued by the State Administration of Taxation on April 22, 2009 provides that a foreign enterprise controlled by a PRC company or a PRC company group will be classified as a “resident enterprise” with its “de facto management bodies” located within the PRC if the following requirements are satisfied:

(i)	the senior management and core management departments in charge of its daily operations function mainly in the PRC;
(ii)	its financial and human resources decisions are subject to determination or approval by persons or bodies in the PRC;
(iii)	its major assets, accounting books, company seals, and minutes and files of its board and shareholders' meetings are located or kept in the PRC; and
(iv)	more than half of the enterprise's directors or senior management with voting rights reside in the PRC.

If the PRC tax authorities determine that we are a “resident enterprise” for PRC enterprise income tax purposes, a number of unfavorable PRC tax consequences could follow. First, we may be subject to the enterprise income tax at a rate of 25% on our worldwide taxable income as well as PRC enterprise income tax reporting obligations. In our case, this would mean that non-China source income would be subject to PRC enterprise income tax at a rate of 25%. Second, although under the EIT Law and its implementing rules dividends paid to us from our PRC subsidiary would qualify as “tax-exempt income,” we cannot guarantee that such dividends will not be subject to a 10% withholding tax, as the PRC foreign exchange control authorities, which enforce the withholding tax, have not yet issued guidance with respect to the processing of outbound remittances to entities that are treated as resident enterprises for PRC enterprise income tax purposes. Finally, it is possible that future guidance issued with respect to the new “resident enterprise” classification could result in a situation in which a 10% withholding tax is imposed on dividends we pay to our non-PRC stockholders and with respect to gains derived by our non-PRC stockholders from transferring our shares.

If we were treated as a “resident enterprise” by PRC tax authorities, we would be subject to taxation in both the U.S. and China, and our PRC tax may not be creditable against our U.S. tax.

Failure to comply with PRC regulations relating to the establishment of offshore special purpose companies by PRC residents may subject our PRC resident shareholders to personal liability, limit our ability to acquire PRC companies or to inject capital into our PRC subsidiary or affiliate, limit our PRC subsidiary’s and affiliate’s ability to distribute profits to us or otherwise materially adversely affect us.

On July 4, 2014, SAFE issued the Notice on Issues Relating to the Administration of Foreign Exchange for Overseas Investment and Financing and Reverse Investment by Domestic Residents via Special Purpose Vehicles, or Circular 37, which replaced the Notice on Issues Relating to the Administration of Foreign Exchange for the Financing and Reverse Investment by Domestic Residents via Offshore Special Purpose Vehicles issued by SAFE in October 2005, or Circular 75. Pursuant to Circular 37, any PRC residents, including both PRC institutions and individual residents, are required to register with the local SAFE branch before making any contribution to a company set up or controlled by the PRC residents outside of the PRC for the purpose of overseas investment or financing with their legally owned domestic or offshore assets or interests, referred to in this circular as a "special purpose vehicle." Under Circular 37, the term "PRC institutions" refers to entities with legal person status or other economic organizations established within the territory of the PRC. The term "PRC individual residents" includes all PRC citizens (also including PRC citizens abroad) and foreigners who habitually reside in the PRC for economic benefits. A registered special purpose vehicle is required to amend its SAFE registration in the event of any change of basic information including PRC individual resident shareholder, name, term of operation, or PRC individual resident's increase or decrease of capital, transfer or exchange of shares, merger, division or other material changes. In addition, if a non-listed special purpose vehicle grants any equity incentives to directors, supervisors or employees of domestic companies under its direct or indirect control, the relevant PRC individual residents could register with the local SAFE branch before exercising such options. The SAFE simultaneously issued a series of guidances to its local branches with respect to the implementation of Circular 37. Circular 37 modified certain defined terms under Circular 75 to clarify the SAFE registration scope. For example, Circular 37 broadened the definition of special purpose vehicle to offshore entities that were (i) established for the purpose of overseas investments by PRC residents (in addition to for the purpose of financing as defined under Circular 75) and (ii) established by PRC residents with their legally owned offshore assets or interests (in addition to domestic assets or interests as defined under Circular 75); and it also broadened the definition of reverse investment to include establishing new foreign invested entities or projects as a way of domestic direct investment by PRC residents, directly or indirectly, through a special purpose vehicle, which was excluded by Circular 75. Furthermore, Circular 37 modified certain SAFE registration procedures and requirements for special purpose vehicles and clarified the SAFE registration procedures for equity incentive awards granted by non-listed special purpose vehicles to directors, supervisors or employees of their controlled domestic companies.

We have advised our shareholders who are PRC residents, as defined in Circular 37, to register with the relevant branch of SAFE, as currently required, in connection with their equity interests in us and our acquisitions of equity interests in our PRC subsidiary and affiliate. However, as SAFE registration is a personal obligation of each shareholder, we cannot provide any assurances that their existing registrations have fully complied with, and they have made all necessary amendments to their registration to fully comply with, all applicable registrations or approvals required by Circular 37. Moreover, because of uncertainty over how Circular 37 will be interpreted and implemented, and how or whether SAFE will apply it to us, we cannot predict how it will affect our business operations or future strategies. For example, our present and prospective PRC subsidiaries’ ability to conduct foreign exchange activities, such as the remittance of dividends and foreign currency-denominated borrowings, may be subject to compliance with Circular 37 by our PRC resident beneficial holders. In addition, such PRC residents may not always be able to complete the necessary registration procedures required by Circular 37. We also have little control over either our present or prospective direct or indirect shareholders or the outcome of such registration procedures. A failure by our PRC resident beneficial holders or future PRC resident shareholders to comply with Circular 37, if SAFE requires it, could subject these PRC resident beneficial holders to fines or legal sanctions, restrict our overseas or cross-border investment activities, limit our subsidiaries’ ability to make distributions or pay dividends or affect our ownership structure, which could adversely affect our business and prospects.

Additionally in October of 2016, the Interim Measures for the Administration of the Establishment and Record Alteration of Foreign Investment Enterprises (“Interim Measures”) took effect and now mandates that WFOEs, among other types of PRC domiciled companies must register with MOFCOM and request MOFCOM’s approval for any change in ownership by foreign investors. Neither our U.S. parent company nor our operating subsidiary, Harbin Dongxing, are affected by the Interim Measures, but our subsidiary Harbin Donghui is subject to the Interim Measures as a WFOE. As such, any change in ownership of Harbin Donghui would require the approval of MOFCOM, and such approval cannot be guaranteed. Any failure to seek approval of any change in ownership of Harbin Donghui could create liability affecting our U.S. parent company, and the potential barrier in changing the ownership structure of the U.S. parent and its subsidiaries owned by Harbin Donghui could limit opportunities for restructuring. Harbin Donghui has already registered its current ownership with MOFCOM prior to the effective date of the Interim Measures, so under the U.S. Company’s current corporate structure, the Interim Measures will not affect our business. Harbin Donghui does not have any material operations, and we plan to retain the current ownership structure under Harbin Donghui’s existing registration with MOFCOM in order to avoid any risk.

We may be exposed to liabilities under the Foreign Corrupt Practices Act and Chinese anti-corruption law, and any determination that we violated these laws could have a material adverse effect on our business.

We are subject to the U.S. Foreign Corrupt Practices Act, (“FCPA”) and other laws that prohibit improper payments or offers of payments to foreign governments and their officials and political parties by U.S. persons and issuers for the purpose of obtaining or retaining business. We are also subject to Chinese anti-corruption law, which strictly prohibits the payment of bribes to government officials.

We principally have operations, agreements with third parties and make sales in China, which may experience corruption. Our activities in China create the risk of unauthorized payments or offers of payments by one of the employees, consultants or distributors of our company, because these parties are not always subject to our control. We believe that to date we have complied in all material respects with the provisions of the FCPA and Chinese anti-corruption law. However, our existing safeguards and any future improvements may prove to be less than effective, and the employees, consultants or distributors of our Company may engage in conduct for which we might be held responsible. Violations of the FCPA or Chinese anti-corruption law may result in severe criminal or civil sanctions, and we may be subject to other liabilities, which could negatively affect our business, operating results and financial condition.

Risks Related to the Market for Our Stock Generally

The Company may fail to secure a listing for its common stock or, even if it obtains a listing, trading in the common stock may be inadequate to provide liquidity for our shareholders.

We plan in the future to request that a market maker apply to list our common stock on an interdealer electronic quotation system, such as the OTC Pink Market or the OTCQB. Many market makers refuse to be involved in such applications, as the process of applying for a listing consumes the time and effort of their personnel, and often provides little or no reward to the market maker. If we are unable to persuade a market maker to sponsor our common stock on an interdealer electronic quotation system, we will not obtain a listing, and our common stock will remain illiquid. The application process itself is likely to take several months, and will not necessarily result in a listing, as FINRA, which must authorize the listing, has discretion to refuse a listing to a security for many possible reasons pertaining to the likely character of the trading market that could develop in the security. Finally, even if and when our common stock does become listed, the small number of holders of our common stock means that for some indefinite period of time the trading volume in our common stock will be very low. For all of these reasons, for some period of the future, our shareholders may find it difficult or impossible to sell their shares when they wish and for prices they consider reasonable.

If our common stock does become listed for trading, it is likely to subject to penny stock rules.

If a market for our common stock does develop, unless the market price exceeds $5.00 per share, our common stock will be subject to SEC regulations for "penny stock". SEC Rules 15g-1 through 15g-9 under the Exchange Act impose certain sales practice requirements on broker-dealers which sell penny stock to persons other than established customers and “accredited investors” (generally, individuals with net worth's in excess of $1,000,000 or annual incomes exceeding $200,000 (or $300,000 together with their spouses)). For transactions covered by this rule, a broker-dealer must make a special suitability determination for the purchaser and have received the purchaser's written consent to the transaction prior to the sale. This rule would adversely affects the ability of broker-dealers to sell our common stock and the ability of our stockholders to sell their shares of common stock.

Penny stock includes any equity security that is not listed on a national exchange and has a market price of less than $5.00 per share, subject to certain exceptions. The regulations require that prior to any non-exempt buy/sell transaction in a penny stock, a disclosure schedule set forth by the SEC relating to the penny stock market must be delivered to the purchaser of such penny stock. This disclosure must include the amount of commissions payable to both the broker-dealer and the registered representative and current price quotations for the common stock. The regulations also require that monthly statements be sent to holders of penny stock that disclose recent price information for the penny stock and information of the limited market for penny stocks. If applicable, these requirements would adversely affect the market liquidity of our common stock.

Item 1B. Unresolved Staff Comments

Not Applicable.

Item 2. Properties

Harbin Dongxing leases a facility of 480 m2 at 26 Hengshan Road in Harbin, although the first floor (approximately 120 m2) is subleased to a store. The lease terminates on April 17, 2018. The annual rental is approximately 332,000 RMB ($50,000). The sublease provides for annual rental of approximately $19,000, and is co-terminous with the master lease.

Item 3. Legal Proceedings

None.

Item 4. Mine Safety Disclosures.

Not Applicable.

PART II

Item 5. Market For Registrant’s Common Equity, Related Stockholder Matters And Issuer Purchases Of Equity Securities.

(a) Market Information

There has never been a market for the Company's common stock.

(b) Shareholders

Our shareholders list contains the names of 296 stockholders of record of the Company’s Common Stock.

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

(d) Securities Authorized for Issuance Under Equity Compensation Plans

The Company had no securities authorized for issuance under equity compensation plans as of December 31, 2016.

(e) Sale of Unregistered Securities

The Company did not issue any unregistered equity securities during the 4th quarter of fiscal 2016.

(f) Repurchase of Equity Securities

The Company did not repurchase any shares of its common stock during the 4th quarter of 2016.

Item 6. Selected Financial Data

Not applicable.

Item 7. Management’s Discussion and Analysis

Accounting for Variable Interest

Dongxing International is a holding company whose only asset is an indirect 100% ownership interest in Harbin Donghui, a Wholly Foreign Owned Entity organized under the laws of the People’s Republic of China on January 13, 2016.  On March 30, 2016, Harbin Donghui entered into three agreements with Harbin Dongxing and with the equity owners in Harbin Dongxing. Collectively, the VIE agreements provide Harbin Donghui exclusive control over the business of Harbin Dongxing, and provide that 95% of the income or loss realized by Harbin Dongxing accrues to the account of Harbin Donghui.

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

Sales revenue during 2016 totaled $66,624, an increase of 19% over sales during 2015. The sales in 2016, albeit modest, were very profitable. This occurs because a large portion of our revenue is recorded on our energy management contracts ("EMC"). These are arrangements in which we install lighting products in exchange for a share of the ongoing profits realized by our customers. EMC sales are recorded as sales-type leases, with the present value of the contracted lease payments recorded on our balance sheet as lease payment receivables and the balance of the contracted lease payments recorded as unearned revenue. Through the term of the EMC contract, as payments are made by the customer, the unearned revenue is amortized and recorded as sales revenue. We currently have two EMC arrangements amortizing in this fashion.

Our operating expenses of $260,818 and $227,446 for 2016 and 2015, respectively, were comprised, primarily, of professional expenses, salaries and office rent. Our labor cost is high, relative to revenue, because the majority of our employees are engaged in developing and marketing our online platform. Operating expenses were greater in 2016 than during 2015, as professional fees relating to preparation for the share exchange in September 2016 increased operating expenses.

After taking into account our interest expense (net of interest income) and miscellaneous other income, we recorded net loss of $222,498 and $200,155 for 2016 and 2015, respectively. Our VIE agreements, however, assign to Harbin Donghui only 95% of the profit or loss reported by Harbin Dongxing. For that reason, we reduced the net loss on the Dongxing International consolidated statements by an allocation to non-controlling interest. After that allocation, the net loss attributable to the shareholders of Dongxing International Inc. was $211,550 ($0.01 per share) for 2016 and $190,147 ($0.01 per share) for 2015. We expect to continue to incur losses until our online marketing business is launched, as we are paying the expenses of that business without any offsetting revenue.

Our reporting currency is the U.S. dollar. Our local currency, the Renminbi (RMB), is our functional currency. Results of operations and cash flow are translated at average exchange rates during the period being reported upon, and assets and liabilities are translated at the unified exchange rate as quoted by the People’s Bank of China on the balance sheet date. Translation adjustments resulting from this process are included in accumulated other comprehensive income in the statements of stockholders’ equity. Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the results of operations as incurred. For the 2016 foreign currency translation adjustments of $5,091 have been reported as other comprehensive income in the consolidated statement of changes in stockholders’ equity, compared to a comprehensive loss of $353 recorded for 2015.

Liquidity and Capital Resources

The development of our company has been funded primarily by contributions to capital and loans from our equity-holders. As a result, at December 31, 2016 we had no debt other than $199,473 owed to related parties. This included $123,762 owed to Harbin Dongke Optronics Science and Technology Co., Ltd., representing lighting products sold to Harbin Dongrong in 2013 for a project that is not yet completed. The debt became consolidated with our balance sheet when our Chairman, Cheng Zhao, contributed Harbin Dongrong to Harbin Dongxing. The debt will be satisfied when the project is completed, Harbin Dongrong is paid, and in turn Harbin Dongrong pays Harbin Dongke. Cheng Zhao was the General Manager of Harbin Dongke until the end of 2015.

At December 31, 2016 we had a working capital deficit of $(188,175). Our company is viable despite the working capital deficit because the amount we owe to related parties exceeds the deficit, and we will not be required to satisfy the related party debts until we have sufficient cash flow.

Our operations used $138,188 in cash during 2016 and $143,968 in cash during 2015. Our use of cash is less than our net loss primarily due to collections on EMC contracts, the present value of which are taken into income upon installation, although payments are spread over the life of the contract.

The $138,188 cash used in operations during 2016 was funded primarily by loans from related parties totaling $99,045, supplemented by capital contributions of $27,099. From time to time we have taken short-term loans from a Chinese bank, but the balance of that loan was fully satisfied by a payment of $30,110 early in 2016.

The opinion of our independent registered public accounting firm on our financial statements for the year ended December 31, 2016 expresses substantial doubt as to whether our company is a going concern, due to our limited revenue and negative cash flow. We believe that our related parties will continue to fund our operations for the foreseeable future, and so believe that we can sustain operations at our current level. However, full implementation of our business plan will require significant capital infusions or third party loans. We have no commitment for either equity or debt financing at this time.

Restrictions on Transfers of Funds

The VIE Agreements among Harbin Donghui and the Harbin Dongxing Shareholders provide that Harbin Donghui is entitled to 95% of the net profits (and will bear all losses) arising from Harbin Dongxing’s operations plus a monthly fee of RMB 10,000 ($1,443).  The VIE Agreements also entitle Harbin Donghui to manage the operations and control the cash flows of Harbin Dongxing.   Although Harbin Donghui is entitled to Harbin Dongxing’s profits, any distributions of such profits from Harbin Donghui to our U.S. parent company must comply with applicable Chinese laws affecting payments from foreign invested enterprises incorporated in China to their equity holders.

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

Under PRC regulations, the Company’s operating subsidiary, Harbin Dongxing, may pay dividends only out of its accumulated profits, if any, determined in accordance with the accounting standards and regulations prevailing in the PRC. In addition, Harbin Dongxing is required to set aside at least 10% of its accumulated profits each year, if any, to fund the statutory general reserve until the balance of the reserve reaches 50% of its registered capital. The amount in excess of 10% of accumulated profits that may be contributed to the statutory general reserve is at Harbin Dongxing’s discretion. The statutory general reserve is not distributable in the form of cash dividends to the Company and can be used to make up cumulative prior year losses, if any, and may be converted into share capital by the issue of new shares to shareholders in proportion to their existing shareholdings, or by increasing the par value of the shares currently held by them, provided that the reserve balance after such use is not less than 25% of the registered capital.  As of December 31, 2016, no amount has been appropriated from retained earnings and set aside for the statutory reserve by Harbin Dongxing. There remains approximately 2,500,000 RMB ($360,231) to be appropriated from our future profits and set aside for the statutory reserve until we have satisfied the reserve requirement.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition or results of operations.

Recent Accounting Pronouncements

There were no recent accounting pronouncements that have or will have a material effect on the Company’s financial position or results of operations

Item 7a Quantitative And Qualitative Disclosures About Market Risk.

Not Applicable.

Item 8. Financial Statements

INDEX TO FINANCIAL STATEMENTS

Page
F-28	Report of Independent Registered Public Accounting Firm.

F-29	Consolidated Balance Sheets as of December 31, 2016 and 2015.

F-30	Consolidated Statements of Comprehensive Loss for the Years Ended December 31, 2016 and 2015.

F-31	Consolidated Statements of Stockholders’ Equity (Deficiency) for the Years Ended December 31, 2016 and 2015.

F-32	Consolidated Statements of Cash Flows for the Years Ended December 31, 2016 and 2015.

F-33 to F-43	Notes to Consolidated Financial Statements.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of Dongxing International Inc.

Harbin, China

We have audited the accompanying consolidated balance sheets of Dongxing International Inc. (“Company”) as of December 31, 2016 and 2015, and the related consolidated statements of comprehensive loss, stockholders’ equity (deficiency), and cash flows for the years ended December 31, 2016 and 2015. The Company’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2016 and 2015, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As disclosed in Note 2 to the consolidated financial statements, the Company had a working capital deficit of $188,175, accumulated deficit of $725,165 and the Company’s stockholders’ deficiency of $145,211 as of December 31, 2016, and has not generated cash or income from its operation since inception. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regards to these matters are described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Paritz & Company, P.A.

Hackensack, NJ
April 13, 2017

Dongxing International Inc.
Consolidated Balance Sheets

	December 31, 2016	December 31, 2015
ASSETS
Current Assets
Cash and cash equivalents	$12,924	$58,914
Accounts receivable, net of allowance of $29,265 and $25,467, respectively	3,512	18,118
Inventories	2,640	1,954
Lease payment receivable-current	23,353	27,322
Prepaid rent	9,715	24,803
Due from related-parties	—	13,981
Project in progress	55,492	59,282
Other current assets	19,579	19,971
Total Current Assets	127,215	224,345

Other Assets
Office equipment, net of accumulated depreciation of $7,587 and $8,028, respectively	1,018	117
Lease payment receivable	3,892	29,413
Total long-term assets	4,910	29,530
Total Assets	$132,125	$253,875

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)
Current Liabilities
Short-term bank loans	$—	$30,800
Unearned revenue	923	3,415
Due to related parties	199,473	123,753
Advance from customers	55,492	59,282
Accrued expenses and other payables	59,502	29,582
Total Current Liabilities	315,390	246,832
Total Liabilities	315,390	246,832

Stockholders' Equity (Deficiency)
Preferred stock, $0.0001 par value, 5,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.0001 par value, 250,000,000 shares authorized, 30,000,000 shares issued and outstanding as of December 31, 2016 and 2015	3,000	3,000
Additional paid-in capital	828,343	801,244
Stock subscription receivable	(250,000)	(250,000)
Accumulated deficit	(725,165)	(513,615)
Accumulated other comprehensive loss	(1,389)	(6,225)
Total stockholders' equity (deficiency) of Dongxing International Inc.	(145,211)	34,404
Non-controlling interest	(38,054)	(27,361)
Total equity (deficiency)	(183,265)	7,043
Total liabilities and stockholders’ equity (deficiency)	$132,125	$253,875

The accompanying notes are an integral part of these consolidated financial statements.

Dongxing International Inc.
Consolidated Statements of Comprehensive Loss

	For the Year Ended
	December 31,
	2016	2015
Revenue	$66,624	$55,974
Cost of revenue	28,030	27,923
Gross profit	38,594	28,051

Operating expenses
Selling, general and administrative expense	260,818	200,519
Asset impairment	—	26,927
Total operating expenses	260,818	227,446

Loss from operations	(222,224)	(199,395)

Other income (expense):
Interest income (expense), net	(551)	(1,289)
Other income	277	529
Total other income (expense)	(274)	(760)

Loss before income taxes	(222,498)	(200,155)
Income tax provision	—	—
Net loss	(222,498)	(200,155)
Less: Loss from non-controlling interest	(10,948)	(10,008)
Net loss attributable to Dongxing International Inc.	(211,550)	(190,147)

Other comprehensive income (loss)
Foreign currency translation adjustment	5,091	(353)
Comprehensive loss	(217,407)	(200,508)
Less: Comprehensive loss attributable to non-controlling interest	(10,693)	(10,026)
Comprehensive loss attributable to Dongxing International Inc.	$(206,714)	$(190,482)

Loss per share - Basic and Diluted	$(0.01)	$(0.01)
Weighted average shares outstanding - Basic and Diluted	30,000,000	30,000,000

The accompanying notes are an integral part of these consolidated financial statements.

Dongxing International Inc.
Consolidated Statements of Stockholders' Equity (Deficiency)

	Preferred Stock		Common Stock					Accumulated
	Number of Shares	Amount	Number of Shares	Amount	Additional Paid-in Capital	Stock Subscription Receivable	Accumulated Deficit	Other Comprehensive Income (loss)	Non- Controlling Interest	Total
Balance at January 1, 2015	—	$—	30,000,000	$3,000	$605,553	$(250,000)	$(323,468)	$(5,890)	$(17,335)	$11,860
Capital Contribution	—	—	—	—	195,691	—	—	—	—	195,691
Net loss	—	—	—	—	—	—	(190,147)	—	(10,008)	(200,155)
Foreign currency translation adjustment	—	—	—	—	—	—	—	(335)	(18)	(353)
Balance at December 31, 2015	—	—	30,000,000	3,000	801,244	(250,000)	(513,615)	(6,225)	(27,361)	$7,043
Capital Contribution	—	—	—	—	27,099	—	—	—	—	27,099
Net loss	—	—	—	—	—	—	(211,550)	—	(10,948)	(222,498)
Foreign currency translation adjustment	—	—	—	—	—	—	—	4,836	255	5,091
Balance at December 31, 2016	—	$—	30,000,000	$3,000	$828,343	$(250,000)	$(725,165)	$(1,389)	$(38,054)	$(183,265)

The accompanying notes are an integral part of these consolidated financial statements.

Dongxing International Inc.
Consolidated Statements of Cash Flows

	For the Year Ended
	December 31,
	2016	2015
CASH FLOW FROM OPERATING ACTIVITIES
Net loss	$(222,498)	$(200,155)
Adjustment to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	76	122
Bad debt provision	17,307	16,040
Asset impairment	—	26,927
Change in operating assets and liabilities:
Accounts receivable	8,378	(34,164)
Other current assets	(12,566)	24,535
Lease payment receivable	27,011	30,062
Prepaid rent	14,102	9,413
Inventory	(847)	5,632
Project in progress	—	(26,927)
Accrued expenses and other payables	33,223	8,542
Unearned revenue	(2,374)	(3,995)
Net cash used in operating activities	(138,188)	(143,968)

CASH FLOW FROM INVESTING ACTIVITIES
Purchase of office equipment	(1,024)	—
Net cash used in investing activities	(1,024)	—

CASH FLOW FROM FINANCING ACTIVITIES
Capital contribution	27,099	195,691
Proceeds from (repayment of) short-term bank loans	(30,110)	32,080
Proceeds from (repayment of) related party loan	99,045	(43,126)
Net cash provided by financing activities	96,034	184,645

Effect of exchange rate changes on cash	(2,812)	(2,131)
INCREASE (DECREASE) IN CASH	(45,990)	38,546
Cash - beginning of year	58,914	20,368
Cash - ending of year	$12,924	$58,914

Supplement disclosure information
Cash paid for interest	$572	$1,320
Cash paid for income taxes	$—	$—

The accompanying notes are an integral part of these consolidated financial statements.

DONGXING INTERNATIONAL INC.
December 31, 2016 and 2015
Notes to Consolidated Financial Statements

NOTE 1 CORPORATE INFORMATION

Dongxing International Inc. (the “Company” or “Dongxing”) was incorporated in June 2010 in accordance with the laws of the State of Delaware under the name Apex 1, Inc. On November 19, 2015 the Company's corporate name was changed to “Dongxing International Inc.”

On September 30, 2016, Dongxing International Inc. (the “Company” or “Dongxing”) entered into and closed a share exchange agreement with Central Dynamic Holdings Limited (“Central Dynamic”) and its shareholders. Pursuant to the terms of the exchange agreement, the shareholders, who together owned 100% of the ownership rights in Central Dynamic, agreed to transfer all of the issued and outstanding shares of common stock into the Company in exchange for the issuance of an aggregate of 25,000,000 shares of the Company’s common stock, par value $0.0001 per share.

As a result of the share exchange, the Central Dynamic shareholders become the majority shareholders and have control of the Company. The acquisition of Central Dynamic was accounted for as a reverse merger effected by a share exchange agreement. Dongxing is considered the legal acquirer and Central Dynamic and its subsidiaries is considered the accounting acquirer. Accordingly, the historical financial statements presented are those of Central Dynamic and its subsidiaries.

Central Dynamic Holdings Limited is incorporated under the laws of the British Virgin Islands. Dongxing Holdings Limited (“Dongxing BVI”), which is a wholly owned subsidiary of Central Dynamic, is also incorporated under the laws of the British Virgin Islands. Dongxing Holdings Limited (“Dongxing HK”), a wholly owned subsidiary of Dongxing BVI, is incorporated under the laws of Hong Kong. Harbin Donghui Technology Co., Ltd. (“Harbin Donghui”), a wholly-owned subsidiary of Dongxing HK, is incorporated under the laws of the People's Republic of China ("PRC"). Harbin Dongxing Energy Saving Technical Service Co., Ltd. (“Harbin Dongxing”), a limited liability company incorporated under the laws of the PRC, is effectively and substantially controlled by Harbin Donghui through a series of agreements known as variable interest agreements (the “VIE agreements”) dated March 30, 2016 pursuant to which Harbin Dongxing became Harbin Donghui’s contractually controlled affiliate. The VIE Agreements provide that Harbin Donghui will receive 95% of the net profit or loss derived from the operations of Harbin Dongxing and its subsidiaries. Central Dynamic and its wholly owned subsidiaries, Dongxing BVI, Dongxing HK and Harbin Donghui, are holding companies with no business operation.

Harbin Dongxing provides Energy Diagnosis, Project Design, Project Auditing, Equipment Procurement Services, Construction Engineering, Personnel Training, and Technology Consulting to customers. Harbin Dongxing Online Technology Co., Ltd (“Dongxing Online”), which is 100% owned by Harbin Dongxing, engages in Software Development, Website Production, Systems Integration, Web Merchandise Sales, and Import and Export of Goods. Until November 4, 2016, Harbin Dongrong Business Management Consulting Co., Ltd (“Harbin Dongrong”), which is 100% owed by Harbin Dongxing, engaged in lighting design and construction for urban roads and landscapes. Since that date, the scope of Harbin Dongrong's business has entailed business consulting, marketing planning, and advertising.

DONGXING INTERNATIONAL INC.
December 31, 2016 and 2015
Notes to Consolidated Financial Statements

NOTE	2 GOING CONCERN

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company had a working capital deficit of $188,175, accumulated deficit of $725,165 and the Company’s stockholders’ deficiency of $145,211 as of December 31, 2016, and has not generated cash or income from its operation since inception. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The Company plans to rely on the proceeds from loans from both unrelated and related parties to provide the resources necessary to fund the development of our business plan and operations. The Company also plans to raise funds from domestic and foreign banks and/or financial institutions to increase working capital in order to meet capital demands. However, no assurance can be given that the Company will be successful in raising additional capital.

NOTE	3 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Preparation and Consolidation

These consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, or US GAAP.

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries and entities controlled through the VIE agreements. All significant inter-company accounts and transactions have been eliminated in consolidation.

Use of Estimates

The Company’s consolidated financial statements have been prepared in accordance with US GAAP and this requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and reported amounts of revenue and expenses during the reporting period. The significant areas requiring the use of management estimates include, but are not limited to, the allowance for doubtful accounts receivable, estimated useful life and residual value of property, plant and equipment, provision for staff benefit, recognition and measurement of deferred income taxes and valuation allowance for deferred tax assets. Although these estimates are based on management’s knowledge of current events and actions management may undertake in the future, actual results may ultimately differ from those estimates and such differences may be material to our consolidated financial statements.

DONGXING INTERNATIONAL INC.
December 31, 2016 and 2015
Notes to Consolidated Financial Statements

NOTE	3 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Impairment of Long-Lived Assets

In accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 360-10, Accounting for the Impairment or Disposal of Long-Lived Assets, long-lived assets, such as property, plant and equipment and purchased intangibles subject to amortization are reviewed for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable, or it is reasonably possible that these assets could become impaired as a result of technological or other industrial changes. The determination of recoverability of assets to be held and used is made by comparing the carrying amount of an asset to future undiscounted cash flows to be generated by the assets.

If such assets are considered to be impaired, the impairment to be recognized is measured as the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less cost to sell. During the reporting periods there was no impairment loss recognized on long-lived assets.

Fair Value of Financial Instruments

ASC Topic 820, Fair Value Measurement and Disclosures, defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. This topic also establishes a fair value hierarchy that requires classification based on observable and unobservable inputs when measuring fair value. The fair value hierarchy distinguishes between assumptions based on market data (observable inputs) and an entity’s own assumptions (unobservable inputs). The hierarchy consists of three levels:

☐	Level one — Quoted market prices in active markets for identical assets or liabilities;
☐	Level two — Inputs other than level one inputs that are either directly or indirectly observable; and
☐	Level three — Unobservable inputs developed using estimates and assumptions, which are developed by the reporting entity and reflect those assumptions that a market participant would use.

Determining which category an asset or liability falls within the hierarchy requires significant judgment. The Company evaluates its hierarchy disclosures each quarter.

There are no financial instruments measured at fair value on a recurring basis.

Cash

Cash included cash on hand and demand deposits placed with banks or other financial institutions, which are unrestricted as to withdrawal and use and with an original maturity of three months or less.

Deposits in banks in the PRC are not insured by any government entity or agency, and are consequently exposed to risk of loss. The Company believes the probability of a bank failure, causing loss to the Company, is remote.

DONGXING INTERNATIONAL INC.
December 31, 2016 and 2015
Notes to Consolidated Financial Statements

NOTE	3 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Accounts receivable, net of allowance

Accounts receivable is stated at cost, net of an allowance for doubtful accounts. The Company maintains allowances for doubtful accounts for estimated losses, if any, resulting from the failure of customers to make required payments. The Company reviews the accounts receivable on a periodic basis and makes allowances where there is doubt as to the collectability of individual balances. In evaluating the collectability of individual receivable balances, the Company considers many factors, including the age of the balance, the customer’s payment history, its current credit-worthiness and current economic trends. Based on the review, the Company recorded bad debt expense of $17,307 and $16,040 for the years ended December 31, 2016 and 2015, respectively.

Inventories

Inventories consist of raw materials and energy saving lights, which are valued at the lower of cost or market. We determine cost on the basis of the weighted average method. The Company periodically reviews inventories for obsolescence and any inventories identified as obsolete are reserved or written off. During the years ended December 31, 2016 and 2015, no inventory markdown was recorded.

Property and equipment

Property and equipment, consisting of office equipment, is stated at cost less accumulated depreciation and accumulated impairment losses, if any. Gains or losses on disposals are reflected as gain or loss in the year of disposal. The cost of improvements that extend the life of buildings, machinery and equipment are capitalized. These capitalized costs may include structural improvements, equipment and fixtures. All ordinary repair and maintenance costs are expensed as incurred.

Depreciation for financial reporting purposes is provided using the straight-line method over the estimated useful lives of the assets, generally 3 years for office equipment. Depreciation expense for the years ended December 31, 2016 and 2015 were $76 and $122 respectively.

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

DONGXING INTERNATIONAL INC.
December 31, 2016 and 2015
Notes to Consolidated Financial Statements

NOTE	3 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Revenue Recognition (continued)

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

Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the results of operations in the period that includes the enactment date. A valuation allowance is provided to reduce the deferred tax assets reported if based on the weight of the available positive and negative evidence, it is more likely than not some portion or all of the deferred tax assets will not be realized.

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

DONGXING INTERNATIONAL INC.
December 31, 2016 and 2015
Notes to Consolidated Financial Statements

NOTE	3 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Foreign currency translation

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

The exchange rates used to translate amounts in RMB into U.S. Dollars for the purposes of preparing the consolidated financial statements are based on the rates as published on the website of People’s Bank of China and are as follows:

	December 31,	December 31,
	2016	2015
Balance sheet items, except for equity accounts	US$1=RMB6.94	US$1=RMB6.49

Items in the statements of comprehensive income and cash flows	US$1=RMB6.64	US$1=RMB6.23

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

Recent Accounting Pronouncements

In July 2015, the FASB issued ASU 2015-11, Inventory (Topic 330): Simplifying the Measurement of Inventory. This guidance requires an entity to measure inventory at the lower of cost and net realizable value, rather than at the lower of cost or market. The guidance is effective for interim and annual periods beginning after December 15, 2016, and is to be applied prospectively. Early adoption is permitted. The adoption of this guidance is not expected to have a significant impact on the Company's financial statements.

In January 2016, the FASB issued ASU 2016-01, Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities. This guidance makes targeted improvements to existing U.S. GAAP for financial instruments, including requiring equity investments (except those accounted for under the equity method of accounting, or those that result in consolidation of the investee) to be measured at fair value with changes in fair value recognized in net income; requiring entities to use the exit price notion when measuring the fair value of financial

DONGXING INTERNATIONAL INC.
December 31, 2016 and 2015
Notes to Consolidated Financial Statements

NOTE	3 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Recent Accounting Pronouncements (continued)

instruments for disclosure purposes; requiring separate presentation of financial assets and financial liabilities by measurement category and form of financial asset and requiring entities to present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk (also referred to as “own credit”) when the organization has elected to measure the liability at fair value in accordance with the fair value option. The new guidance is effective for public companies for fiscal years beginning after December 15, 2017. Early adoption of the own credit provision is permitted. The Company is currently evaluating the impact that the adoption of this guidance will have on its consolidated financial statements.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). Under this guidance, lessees will be required to recognize on the balance sheet a lease liability and a right-of-use asset for all leases, with the exception of short-term leases. The lease liability represents the lessee's obligation to make lease payments arising from a lease, and will be measured as the present value of the lease payments. The right-of-use asset represents the lessee’s right to use a specified asset for the lease term, and will be measured at the lease liability amount, adjusted for lease prepayment, lease incentives received and the lessee’s initial direct costs. The standard also requires a lessee to recognize a single lease cost allocated over the lease term, generally on a straight-line basis. The new guidance is effective for fiscal years beginning after December 15, 2018. ASU 2016-02 is required to be applied using the modified retrospective approach for all leases existing as of the effective date and provides for certain practical expedients. Early adoption is permitted. The Company is currently evaluating the effects that the adoption of ASU 2016-02 will have on the Company’s consolidated financial statements.

In September 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments. This guidance clarifies the presentation requirements of eight specific issues within the statement of cash flows. The new guidance is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted. The adoption of this guidance is not expected to have a significant impact on the Company's financial statements, as the Company's treatment of the relevant affected items within its consolidated statement of cash flows is consistent with the requirements of this guidance.

NOTE 4 OTHER CURRENT ASSETS

Other current assets consist of the following:

	December 31, 2016	December 31, 2015
Rent receivable	$—	$18,480
Bid deposit	17,299	—
Employee advance	1,062	1,047
Other	1,218	444
	$19,579	$19,971

NOTE 5 PROJECT IN PROGRESS

Projects in progress represents costs accumulated on two projects at various stages of completion. The Company started the two projects in 2013 and could not complete the projects since the projects sites were not ready for the installation of energy saving lights. The Company could not estimate the time when the projects could be completed. The Company performed the impairment test based on the available information and recorded impairment loss of nil and $26,927 on project in progress for the years ended December 31, 2016 and 2015, respectively.

DONGXING INTERNATIONAL INC.
December 31, 2016 and 2015
Notes to Consolidated Financial Statements

NOTE 6 RELATED PARTY TRANSACTIONS

Due to (from) related parties are non-interest bearing and due on demand. The balance of due to (from) related parties consists of the following:

	Notes	December 31, 2016	December 31, 2015
Shareholders
Cheng,Zhao	(1)	$75,711	$(13,981)
Su,DianLi	(2)		450
		75,711	(13,531)
Officers
Zhang,Deling		—	955
		—	955
Other related parties
Harbin Dongke Optronics Science and Technology Co., Ltd. ("Dongke")	(3)	123,762	122,348
		123,762	122,348
Total Due to related parties		$199,473	$123,753
Total Due from related parties		$—	$(13,981)

(1)	Mr. Cheng Zhao is the Company CEO and a stockholder. The balances due to Mr. Cheng were $75,711 and due from were $13,981 as of December 31, 2016 and 2015, respectively.
(2)	Mr. Su Dianli owns 2.5% of Harbin Dongxing.
(3)	Dongke is a company established in China and Mr. Cheng Zhao, stockholder and Chief Executive Officer of the Company, was the president of Dongke until 2015.

DONGXING INTERNATIONAL INC.
December 31, 2016 and 2015
Notes to Consolidated Financial Statements

NOTE 7 ACCRUED EXPENSES AND OTHER PAYABLES

Accrued expenses and other payables consisted of the following:

	December 31, 2016	December 31, 2015
Accrued expenses	$34,734	$23,363
Salary payable	—	3,833
Tax payable	1,704	2,386
Deposit payable	23,064	—
	$59,502	$29,582

NOTE 8 SHORT-TERM BANK LOANS

Short-term bank loan consists of loan payable to Bank of Inner Mongolia, Harbin Nanji branch, which was due on April 20, 2016, bearing interest at 6.955% per annum and collateralized by the certificate of cash deposit of Ding Xue, who is the wife of the Company’s CEO, Mr. Cheng. The loan was repaid in April 2016.

NOTE 9 INCOME TAXES

The Company was incorporated in the United States and has operations in four tax jurisdictions - the United States, the Hong Kong Special Administrative Region, “HK SAR”, mainland China, and the BVI.

The Company’s BVI operations are not subject to any taxes according to BVI tax law. The Company’s HK SAR subsidiary is subject to a 16.5% profit tax based on its taxable net profit. The Company’s U.S. operations are subject to income tax according to U.S. tax law.

The Company’s three operating subsidiaries, Harbin Dongxing, Dongxing Online and Harbin Dongrong, are generally subject to PRC enterprise income tax (“EIT”). These three companies are subject to an EIT rate of 25% under China’s Unified Enterprise Income Tax Law (“New Tax Law”).

A reconciliation of the provision for income taxes determined at the local income tax rate to the Company’s effective income tax rate is as follows:

DONGXING INTERNATIONAL INC.
December 31, 2016 and 2015
Notes to Consolidated Financial Statements

NOTE 9 INCOME TAXES (continued)

	Years ended December 31,
	2016	2015
Pre-tax loss	$(222,498)	$(200,155)
U.S. federal corporate income tax rate	35%	35%
Expected U.S. income tax credit	(77,874)	(70,054)
Tax rate difference between U.S. and foreign operations	22,524	20,016
Change of valuation allowance	55,350	50,038
Effective tax expense	$—	$—

The Company had deferred tax assets as follows:
	December 31,	December 31,
	2016	2015
Net operating losses carried forward	$183,324	$135,162
Less: Valuation allowance	(183,324)	(135,162)
Net deferred tax assets	$—	$—

As of December 31, 2016, the Company has approximately $734,000 net operating loss carryforwards available in China to reduce future taxable income. The net operating loss of Chinese subsidiaries could be carried forward for a period of not more than five years from the year of the initial loss pursuant to relevant PRC tax laws and regulations. It is more likely than not that the deferred tax assets cannot be utilized in the future because there will not be significant future earnings from the entity which generated the net operating loss. Therefore, the Company recorded a full valuation allowance on its deferred tax assets for the years ended December 31, 2016 and 2015.

As of December 31, 2016 and 2015, the Company has no material unrecognized tax benefits which would favorably affect the effective income tax rate in future periods and does not believe that there will be any significant increases or decreases of unrecognized tax benefits within the next twelve months. No interest or penalties relating to income tax matters have been imposed on the Company during the two years ended December 31, 2016 and 2015, and no provision for interest and penalties is deemed necessary as of December 31, 2016 and 2015.

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

DONGXING INTERNATIONAL INC.
December 31, 2016 and 2015
Notes to Consolidated Financial Statements

NOTE 10 STOCK SUBSCRIPTION RECEIVABLE

During the period from May 8, 2012 to November 30, 2015, Mr. Cheng Zhao purchased 6,000,000 ordinary shares from Central Dynamic for a commitment to pay $60,000. During the period from May 8, 2012 to November 30, 2015, 19 shareholders of Central Dynamic acquired their 19,000,000 ordinary shares by committing to pay a total of $190,000 to Central Dynamic. None of payments was received by the Company as of December 31, 2016. The unpaid balance was recorded as stock subscription receivable on the consolidated statements of stockholders’ equity (deficiency).

NOTE 11 COMMITMENT AND CONTINGENCIES

Lease commitments

The Company has entered into office lease agreements with independent parties which expire on April 2018. The Company’s lease payments are paid annually in advance. The payments due in 2017 aggregate approximately $53,000.

The Company subleased part of the office space to a third party with annual rent of approximately $19,000. The sublease expires on April 17, 2018. The rental income from sublease was recorded as net of rental expense. Uncollected rent was recorded as rent receivable on balance sheet. The rental income to be received in 2017 under noncancelable sublease aggregate approximately $24,000.

The net rental expense was approximately $32,000 and $31,000 for the years ended December 31, 2016 and 2015, respectively.

NOTE 12 SUBSEQUENT EVENT

The Company has evaluated the existence of significant events subsequent to the balance sheet date through the date the financial statements were issued and has determined that there were no subsequent events or transactions which would require recognition or disclosure in the financial statements.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not Applicable

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures. As of December 31, 2016, Cheng Zhao, our Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of the Company’s disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934. Based upon that evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures have the following material weaknesses:

•	The relatively small number of employees who are responsible for accounting functions prevents us from segregating duties within our internal control system.
•	Our internal financial staff lack expertise in identifying and addressing complex accounting issued under U.S. Generally Accepted Accounting Principles.
•	Our Chief Financial Officer is not familiar with the accounting and reporting requirements of a U.S. public company.
•	We have not developed sufficient documentation concerning our existing financial processes, risk assessment and internal controls.

Based on his evaluation, Mr. Cheng concluded that the Company’s system of disclosure controls and procedures was not effective as of December 31, 2016 for the purposes described in this paragraph.

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

Management’s Report on Internal Control over Financial Reporting

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934. We have assessed the effectiveness of those internal controls as of December 31, 2016 using the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) Internal Control – Integrated Framework (1992) as a basis for our assessment.

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

A material weakness in internal controls is a deficiency in internal control, or combination of control deficiencies, that adversely affects the Company’s ability to initiate, authorize, record, process, or report external financial data reliably in accordance with accounting principles generally accepted in the United States of America such that there is more than a remote likelihood that a material misstatement of the Company’s annual or interim financial statements that is more than inconsequential will not be prevented or detected. In the course of making our assessment of the effectiveness of internal controls over financial reporting, we identified three material weaknesses in our internal control over financial reporting. These material weaknesses consisted of:

•	The relatively small number of employees who are responsible for accounting functions prevents us from segregating duties within our internal control system.
•	Our internal financial staff lack expertise in identifying and addressing complex accounting issued under U.S. Generally Accepted Accounting Principles.
•	Our Chief Financial Officer is not familiar with the accounting and reporting requirements of a U.S. public company.
•	We have not developed sufficient documentation concerning our existing financial processes, risk assessment and internal controls.

Management does not believe that the current level of the Company’s operations warrants a remediation of the weaknesses identified in this assessment. However, because of the above condition, management’s assessment is that the Company’s internal controls over financial reporting were not effective as of December 31, 2016

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

Item 9B Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Dongxing International Inc.

The name of the sole officer and director of Dongxing International Inc., our U.S. parent company, and certain information about him, is set forth below:

Name	Age	Position(s)	Director Since
Cheng Zhao	41	Chairman of the Board, Chief Executive Officer, Chief Financial Officer	2015

Cheng Zhao. Cheng Zhao has been employed for more than the past ten years in managerial positions in the People's Republic of China. Since 2011 he has served as President and Chief Executive Officer of Harbin Dongxing. From 2008 to 2015, Mr. Cheng was employed as General Manager of Harbin Dongke Optronics Science and Technology Co., Ltd., which manufactured and marketed electronic lighting products. From 2004 to 2008, Mr. Cheng was employed as General Manager of Harbin Litian Scientific and Technological Development Co., Ltd., which developed high-tech products for the agriculture industry. In 2004 Mr. Cheng was awarded a Master's Degree in Business Administration by the City University of Seattle (State of Washington). In 1998, he earned a Bachelor's Degree with a concentration in International Business at the Heilongjiang University of Commerce (Heilongjiang Province).

Harbin Dongxing Energy Saving Technical Service Co., Ltd.

The names of officers of Harbin Dongxing, our operating company, and certain information about them, are set forth below:

Name	Age	Position(s)
Cheng Zhao	41	President
Zhao Zhongnan	45	Finance Manager
Yi Liqiu	44	Engineering Manager
Wang Ximing	30	Human Resources Manager

Cheng Zhao. See above.

Zhao Zhongnan. Zhao Zhongnan has twenty years experience in financial management. Prior to being engaged as Finance Manager by Harbin Dongxing in 2016, Ms. Zhao was employed for ten years as Finance Manager of Harbin Zhengda Longxiang Pharmaceutical Co., Ltd. Previously, from 2000 to 2007, Ms. Zhao was employed as Finance Director of Harbin Shenlan Jiade Technology R&D Co., Ltd., and from 1997 to 2000 as an Accounting Assistant in the Harbin Dazheng Accounting Firm. Ms. Zhao graduated from the Harbin University of Commerce in 1997 with a major in Commercial Economic Administration. She was certified as a Middle-Level Certified Accountant in 2005.

Yi Liqui. Yi Liqui has fifteen years experience in production engineering, and is currently responsible for supervising the engineering and design functions of Harbin Dongxing. Mr. Yi gained his understanding of LED technology while employed as Electrical Design and Production Supervisor for the Harbin Institute of Technology Bada Group, Director of Electrical Design for the Harbin Huachun Medical Chemistry Environmental Protection Co., Ltd., and Designer and Team Leader for the Harbin Tianye Electronic Co., Ltd., among other employers. Mr. Yi earned a Bachelor degree in industrial automation.

Wang Ximing. Wang Ximing has been responsible for administration and human resources functions at Harbin Dongxing since 2015. From 2009 to 2015, Ms. Wang was employed as Administrative Assistance by Harbin Dongke Optronics Science and Technology Co., Ltd., which is a supplier to Harbin Dongxing. Mr. Wang earned a Bachelor Degree with a concentration in Teaching Chinese as a Foreign Language from East University of Heilongjiang.

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

Section 16(a) Beneficial Ownership Reporting Compliance

None of the officers, directors or beneficial owners of more than 10% of the Company’s common stock failed to file on a timely basis the reports required by Section 16(a) of the Exchange Act during the year ended December 31, 2016, except that Cheng Zhao failed to file a Form 3 and a Form 4 when due.

Item 11. Executive Compensation

The following table sets forth all compensation awarded to, earned by, or paid by Dongxing International Inc. and its subsidiaries to its Chief Executive Officer during the past three fiscal years. Andrew Zagorski served as Chief Executive Officer through September 21, 2015, when he was replaced by Cheng Zhao. There was no officer or employee whose compensation for 2016 exceeded $100,000.

	Fiscal Year	Salary	Bonus	Stock Awards	Option Awards	Other Compensation
Cheng Zhao	2016	$5,871	—	—	—	$541
	2015	—	—	—	—	—

Andrew Zagorski	2015	—	—	—	—	—
	2014	—	—	—	—	—

Employment Agreements

Dongxing International does not have any employment agreements with any of its directors or executive officers. Harbin Dongxing, our operating affiliate, has employment agreements with all of its officers other than Cheng Zhao, as required by Chinese labor laws.

        PRC employment law requires an employee be paid severance pay based on the number of years worked with the employer at the rate of one month’s wage for each full year worked.  Any period of more than six months but less than one year shall be counted as one year.　The severance pay payable to an employee for any period of less than six months shall be one-half of his monthly wages. The monthly salary mentioned above is defined as the average salary of 12 months before revocation or termination of the employment contract.

We have not provided retirement benefits (other than a state pension scheme in which all of our employees in China participate) or severance or change of control benefits to our named executive officers.

Equity Grants

The following tables set forth certain information regarding the stock options acquired by the Company’s Chief Executive Officer during the year ended December 31, 2016 and those options held by him on December 31, 2016.

					Potential realizable value at assumed annual rates of appreciation for option term
	Number of securities underlying option granted	Percent of total options granted to employees in fiscal year	Exercise Price ($/share)	Expiration Date	5%	10%
Cheng Zhao	—	—	—	—	—	—

The following tables set forth certain information regarding the stock grants received by the executive officers named in the table above during the year ended December 31, 2016 and held by them unvested at December 31, 2016.

Unvested Stock Awards in the Last Fiscal Year

	Number of Shares That Have Not Vested	Market Value of Shares That Have Not Vested
Cheng Zhao	—	—

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

There are 30,000,000 shares of our common stock outstanding on the date of this report. Except as otherwise indicated, we believe that the beneficial owners of the common stock listed below have sole voting power and investment power with respect to their shares, subject to community property laws where applicable. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission.

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

Beneficial Owner(1)	Amount and Nature of Beneficial Ownership	Percentage of Class
Cheng Zhao	11,000,000	36.7%
All officers and directors As a group (1 person)	11,000,000	36.7%
Wang Ximing	1,990,000	6.6%
Su Dianli	1,750,000	5.8%
Deng Xiuzhi	1,700,000	5.7%
__________________________
(1)	The address of each shareholder, unless otherwise noted, is c/o Dongxing International Inc., 3F,No. 26, Hengshan Road, Nangang District, Harbin, Heilongjiang Province, P.R. China

Item 13. Certain Relationships and Related Transactions and Director Independence

Certain Relationships and Related Transactions

On September 30, 2016, Dongxing International acquired ownership of Central Dynamic and its subsidiaries and affiliate relationship by issuing 25,000,000 shares of common stock. At the time of the Share Exchange, Cheng Zhao was the sole director and officer of Dongxing International and owned 100% of its outstanding shares. Mr. Zhang was also the sole director of Central Dynamic and owned 24% of its outstanding shares.

On March 30, 2016 Harbin Dongxing entered into the VIE Agreements with Harbin Donghui, pursuant to which 95% of the net profits earned by Harbin Dongxing will be paid to Harbin Donghui in compensation for services. On that date, Cheng Zhao was the Chairman of Harbin Dongxing and owned 95% of its registered equity. At the same time, Mr. Zhang was the director and 24% shareholder of Central Dynamic, which indirectly owned 100% of the registered equity of Harbin Donghui.

Until November 2015 Cheng Zhao was employed as General Manager of Harbin Dongke Optronics Science and Technology Co., Ltd. ("Harbin Dongke"). During 2014 and 2015, Harbin Dongke was the fourth largest supplier of lighting products to Harbin Dongxing. Harbin Dongke is also the largest creditor of Harbin Dongxing due to its sale of products to Harbin Dongrong prior to the acquisition of Harbin Dongrong by Harbin Dongxing.

Except as described above, there have been no transactions since the beginning of the 2014 fiscal year, or any currently proposed transaction, in which Dongxing International or any of its subsidiaries was or are to be a participant and the amount involved exceeded or exceeds the lesser of $120,000 or one percent of the average of the total assets of Harbin Dongxing at year-end for the last two completed fiscal years, and in which any related person had or will have a direct or indirect material interest.

Director Independence

None of the members of the Board of Directors is independent, as “independence” is defined in the Rules of the NYSE MKT.

Item 14. Principal Accountant Fees and Services

Paritz & Company, P.A. was engaged to serve as the Company's independent registered public accounting firm on October 17, 2016. Prior to that date, DeLeon & Company, P.A. was engaged as the Company's independent registered public accounting firm.

Audit Fees

Paritz & Company, P.A. billed $36,000 in connection with the audit and reviews of the Company’s financial statements for the year ended December 31, 2016. De Leon & Company, P.A. billed $11,250 in connection with the audit and reviews of the Company’s financial statements for the year ended December 31, 2015 Also included are those services normally provided by the accountant in connection with the Company’s statutory and regulatory filings.

Audit-Related Fees

Paritz & Company, P.A. did not bill the Company for any Audit-Related fees in fiscal 2016. De Leon & Company, P.A. did not bill the Company for any Audit-Related fees in fiscal 2015.

Tax Fees

Paritz & Company, P.A. did not bill the Company in fiscal 2016 for professional services rendered for tax compliance, tax advice and tax planning. De Leon & Company, P.A. did not bill the Company in fiscal 2015 for professional services rendered for tax compliance, tax advice and tax planning.

All Other Fees

Paritz & Company, P.A. did not bill the Company for any other fees in fiscal 2016.

De Leon & Company, P.A. did not bill the Company for any other fees in fiscal 2015.

It is the policy of the Company that all services, other than audit, review or attest services, must be pre-approved by the Board of Directors.

Item 15. Exhibits and Financial Statement Schedules

Exhibits

3.1	Certificate of Incorporation - filed as an exhibit to the Company’s Registration Statement on Form 10 filed on September 8, 2010, and incorporated herein by reference.
3.1(a)	Certificate of Amendment of Certificate of Incorporation dated May 20, 2011 - filed as an exhibit to the Current Report on Form 8-K filed on May 31, 2011, and incorporated herein by reference.
3.1(b)	Certificate of Amendment of Certificate of Incorporation dated December 23, 2013 - filed as an exhibit to the Current Report on Form 8-K filed on December 27, 2013, and incorporated herein by reference.
3.1(c)	Certificate of Amendment of Certificate of Incorporation dated November 19, 2015 - filed as an exhibit to the Current Report on Form 8-K filed on November 20, 2015, and incorporated herein by reference.
3.2	By-laws - filed as an exhibit to the Company’s Registration Statement on Form 10 filed on September 8, 2010, and incorporated herein by reference.
10.1	Exclusive Business Cooperation Agreement dated March 30, 2016 between Harbin Donghui Technology Co., Ltd. and Harbin Dongxing Energy Saving Technical Service Co., Ltd.(1)
10.2	Exclusive Purchase Right Agreement dated March 30, 2016 between Harbin Donghui Technology Co., Ltd., Cheng Zhao, Su Dianli and Harbin Dongxing Energy Saving Technical Service Co., Ltd. (1)
10.3	Pledge of Shares Agreement dated March 30, 2016 between Harbin Donghui Technology Co., Ltd., Cheng Zhao, Su Dianli and Harbin Dongxing Energy Saving Technical Service Co., Ltd.(1)
10.4	Letter of Authority dated March 30, 2016 given by Cheng Zhao to Harbin Donghui Technology Co., Ltd. (1)
10.5	Letter of Consent dated March 30, 2016 given by Ding Xue to Harbin Donghui Technology Co., Ltd. (1)
10.6	Letter of Authority dated March 30, 2016 given by Su Dianli to Harbin Donghui Technology Co., Ltd. (1)
10.7	Letter of Consent dated March 30, 2016 given by Shu Xueli to Harbin Donghui Technology Co., Ltd. (1)
10.8	Form of Distribution Agreement between Harbin Dongxing Online Technology Co., Ltd. and suppliers. (1)
21	Subsidiaries
31	Rule 13a-14(a) Certification
32	Rule 13a-14(b) Certification
101.INS	XBRL Instance
101.SCH	XBRL Schema
101.CAL	XBRL Calculation
101.DEF	XBRL Definition
101.LAB	XBRL Label
101.PRE	XBRL Presentation

______________________________

(1)	Filed as an exhibit to the Current Report on Form 8-K filed on October 14, 2016 and incorporated herein by reference.
52

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dongxing International Inc.
By: /s/ Cheng Zhao Cheng Zhao, Chief Executive Officer

In accordance with the Exchange Act, this Report has been signed below on April 17, 2017 by the following persons, on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Cheng Zhao

Cheng Zhao, Director

Chief Executive Officer, Chief

Financial and Accounting Officer

