Form 10-Q
period 2017-03-31
Dongxing International Inc.
filed 2017-05-10
CIK 1500861

U. S. Securities and Exchange Commission

Washington, D. C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act. (Check One)

Large accelerated filer__ Accelerated filer__ Non-accelerated filer__ Smaller reporting company [X]
Emerging growth company [X]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [X]

APPLICABLE ONLY TO CORPORATE ISSUERS: Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date:

May 10, 2017
Common Voting Stock: 30,000,000

DONGXING INTERNATIONAL, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE FISCAL QUARTER ENDED MARCH 31, 2017

Dongxing International Inc.
Consolidated Balance Sheets
(Unaudited)

	March 31, 2017	December 31, 2016
ASSETS
Current Assets
Cash and cash equivalents	$3,610	$12,924
Accounts receivable, net of allowance of $29,425 and $29,265, respectively	3,531	3,512
Inventories	2,647	2,640
Lease payment receivable-current	20,799	23,353
Prepaid rent	3,891	9,715
Project in progress	55,796	55,492
Other current assets	9,697	19,579
Total Current Assets	99,971	127,215

Other Assets
Office equipment, net of accumulated depreciation of $7,707 and $7,587, respectively	945	1,018
Lease payment receivable	290	3,892
Total Long-term Assets	1,235	4,910
Total Assets	$101,206	$132,125

LIABILITIES AND STOCKHOLDERS' DEFICIENCY
Current Liabilities
Unearned revenue	$576	$923
Due to related parties	224,492	199,473
Advance from customers	55,796	55,492
Accrued expenses and other payables	42,651	59,502
Total Current Liabilities	323,515	315,390
Total Liabilities	323,515	315,390

Stockholders' Deficiency
Preferred stock, $0.0001 par value, 5,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.0001 par value, 250,000,000 shares authorized, 30,000,000 shares issued and outstanding	3,000	3,000
Additional paid-in capital	834,471	828,343
Stock subscription receivable	(250,000)	(250,000)
Accumulated deficit	(767,517)	(725,165)
Accumulated other comprehensive loss	(1,959)	(1,389)
Total Stockholders' Deficiency of Dongxing International Inc.	(182,005)	(145,211)
Non-controlling interest	(40,304)	(38,054)
Total Stockholders' Deficiency	(222,309)	(183,265)
Total Liabilities and Stockholders’ Deficiency	$101,206	$132,125

The accompanying notes are an integral part of these consolidated financial statements.

Dongxing International Inc.
Consolidated Statements of Comprehensive Loss
(Unaudited)

	For the Three Months Ended
	March 31,
	2017	2016
Revenue	$353	$737
Cost of revenue	428	—
Gross profit (loss)	(75)	737

Operating expenses
Selling, general and administrative expense	44,532	48,049
Total operating expenses	44,532	48,049

Loss from operations	(44,607)	(47,312)

Other income (expense):
Interest income (expense), net	7	(424)
Other income	28	34
Total other income (expense)	35	(390)

Loss before income taxes	(44,572)	(47,702)
Income tax provision	—	—
Net loss	(44,572)	(47,702)
Less: Loss attributable to non-controlling interest	(2,220)	(2,385)
Net loss attributable to Dongxing International Inc.	(42,352)	(45,317)

Other comprehensive income (loss)
Foreign currency translation adjustment	(600)	(399)
Comprehensive loss	(45,172)	(48,101)
Less: Comprehensive loss attributable to non-controlling interest	(2,250)	(2,405)
Comprehensive loss attributable to Dongxing International Inc.	$(42,922)	$(45,696)

Loss per share - Basic and Diluted	$(0.00)	$(0.00)
Weighted average shares outstanding - Basic and Diluted	30,000,000	30,000,000

The accompanying notes are an integral part of these consolidated financial statements.

Dongxing International Inc.
Consolidated Statements of Cash Flows
(Unaudited)

	For the Three Months Ended
	March 31,
	2017	2016
CASH FLOW FROM OPERATING ACTIVITIES
Net loss	$(44,572)	$(47,702)
Adjustment to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	78	—
Change in operating assets and liabilities:
Inventory	7	(1,532)
Lease payment receivable	6,317	6,794
Prepaid rent	5,889	(27,879)
Other current assets	10,010	(1,028)
Unearned revenue	(353)	(737)
Accrued expenses and other payables	(17,208)	(10,849)
Net cash used in operating activities	(39,832)	(82,933)

CASH FLOW FROM FINANCING ACTIVITIES
Capital contribution	6,128	6,127
Proceeds from related party loan	24,304	20,802
Net cash provided by financing activities	30,432	26,929

Effect of exchange rate changes on cash	86	(236)
DECREASE IN CASH	(9,314)	(56,240)
Cash - beginning of period	12,924	58,914
Cash - ending of period	$3,610	$2,674

Supplement disclosure information
Cash paid for interest	$—	$438
Cash paid for income taxes	$—	$—

The accompanying notes are an integral part of these consolidated financial statements.

DONGXING INTERNATIONAL INC.

Notes To Consolidated Financial Statements (Unaudited)

NOTE 1 - CORPORATE INFORMATION

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

NOTE 2 – GOING CONCERN

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company had a working capital deficit of $223,544 and an accumulated deficit of $767,517 as of March 31, 2017, at which time the Company's stockholders’ deficiency was $182,005. The Company has not generated cash or income from its operation since inception. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

DONGXING INTERNATIONAL INC.

Notes To Consolidated Financial Statements (Unaudited)

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Preparation and Consolidation

The accompanying unaudited interim consolidated financial statements (“interim statements”) of the Company have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X issued by the U.S. Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of the Company’s management, the accompanying unaudited interim financial statements contain all the adjustments necessary (consisting only of normal recurring accruals) to present fairly the financial position of the Company as of March 31, 2017 and the results of operations and cash flows for the periods ended March 31, 2017 and 2016. The financial data and other information disclosed in these notes to the interim financial statements related to these periods are unaudited. The results of operations for the three months ended March 31, 2017 are not necessarily indicative of the operating results for the full fiscal year or any future period. The balance sheet as of December 31, 2016 has been derived from the audited financial statements at that date. These unaudited consolidated financial statements should be read in conjunction with the financial statements and related notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016 filed with the SEC on April 17, 2017.

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

DONGXING INTERNATIONAL INC.

Notes To Consolidated Financial Statements (Unaudited)

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Fair Value of Financial Instruments

ASC Topic 820, Fair Value Measurement and Disclosures, defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. This topic also establishes a fair value hierarchy that requires classification based on observable and unobservable inputs when measuring fair value. The fair value hierarchy distinguishes between assumptions based on market data (observable inputs) and an entity’s own assumptions (unobservable inputs). The hierarchy consists of three levels:

•       Level one — Quoted market prices in active markets for identical assets or liabilities;

•       Level two — Inputs other than level one inputs that are either directly or indirectly observable; and

•       Level three — Unobservable inputs developed using estimates and assumptions, which are developed by the reporting entity and reflect those assumptions that a market participant would use.

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

Inventories

Inventories consist of raw materials and energy saving lights which are valued at the lower of cost or market. We determine cost on the basis of the weighted average method. The Company periodically reviews inventories for obsolescence and any inventories identified as obsolete are reserved or written off. Although we believe that the assumptions we use in estimate inventory write-downs are reasonable, future changes in these assumptions could provide a significantly different result. During the three months ended March 31, 2017 and 2016, no inventory markdown was recorded.

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

Depreciation for financial reporting purposes is provided using the straight-line method over the estimated useful lives of the assets, generally 3 years for office equipment. Depreciation expense for the three months ended March 31, 2017 and 2016 were $78 and nil respectively.

DONGXING INTERNATIONAL INC.

Notes To Consolidated Financial Statements (Unaudited)

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

Revenue from LED lights installation projects is recognized per ASC 605-35 Construction-Type and Production-Type Contracts. All projects were less than one year. Contract price is recorded as revenue once the project is completed. Deposits received from customers before the project is completed are recorded as advance from customers. The costs of the projects, including materials used and other labor costs incurred are recorded as Project in Progress and recognized as cost of project once the project is complete.

Revenue from LED lights installation projects with profit sharing terms is recognized per ASC 840-30 Capital Leases. On the profit sharing installation projects, the Company transfers ownership of the LED lights to customers by the end of the contract period with no charge. The Company accounts for this type of transactions as a sales-type lease and records as revenue the present value of the total profit sharing receipts from customers at the inception of the profit sharing period and records a lease payment receivable. The difference between total amount of profit sharing receipts and the present value of the profit sharing receipts is recorded as unearned revenue to be amortized over the term of profit sharing period.

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

DONGXING INTERNATIONAL INC.

Notes To Consolidated Financial Statements (Unaudited)

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

The exchange rates used to translate amounts in RMB into U.S. Dollars for the purposes of preparing the consolidated financial statements are based on the rates as published on the website of People’s Bank of China and are as follows:

	March 31, 2017	December 31, 2016
Balance sheet items, except for equity accounts	US$1=RMB6.8993	US$1=RMB6.9370

Three Months Ended March 31,
	2017	2016
Items in the statements of comprehensive loss and cash flows	US$1=RMB6.8861	US$1=RMB6.5288

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

NOTE 4 – OTHER CURRENT ASSETS

Other current assets consist of the following:

	March 31, 2017	December 31, 2016
Bid deposit	$7,320	$17,299
Employee advance	1,068	1,062
Other	1,309	1,218
	$9,697	$19,579

DONGXING INTERNATIONAL INC.

Notes To Consolidated Financial Statements (Unaudited)

NOTE 5 - RELATED PARTY TRANSACTIONS

Due to (from) related parties are non-interest bearing and due on demand. The balance of due to (from) related parties consists of the following:

	Notes	March 31, 2017	December 31, 2016
Stockholders
Cheng,Zhao	(1)	$104,784	$75,711
		104,784	75,711
Other related parties
Harbin Dongke Optronics Science and Technology Co., Ltd. ("Dongke")	(2)	119,708	123,762
		119,708	123,762
Total due to related parties		$224,492	$199,473

(1)       Mr. Cheng Zhao is the Company CEO and a stockholder. During the three months ended March 31, 2017 and 2016, Mr. Cheng advance $29,044 and $42,121 to the Company.

(2)       Dongke is a company established in China. Mr. Cheng Zhao, stockholder and Chief Executive Officer of the Company, was the president of Dongke until 2015.

NOTE 6 - ACCRUED EXPENSES AND OTHER PAYABLES

Accrued expenses and other payables consisted of the following:

	March 31, 2017	December 31, 2016
Accrued expenses	$17,387	$34,734
Tax payable	551	1,704
Deposit payable	24,713	23,064
	$42,651	$59,502

NOTE 7 - STOCKHOLDERS’ DEFICIENCY

During the three months ended March 31, 2017 and 2016, Mr. Cheng Zhao, the Company CEO and a stockholder, made capital contribution to the Company of $6,128 and $6,127, respectively.

NOTE 8 - INCOME TAXES

The Company was incorporated in the United States and has operations in four tax jurisdictions - the United States, the Hong Kong Special Administrative Region (“HK SAR”), mainland China, and the BVI.

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

DONGXING INTERNATIONAL INC.

Notes To Consolidated Financial Statements (Unaudited)

NOTE 8 - INCOME TAXES (continued)

A reconciliation of the provision for income taxes determined at the local income tax rate to the Company’s effective income tax rate is as follows:

	Three Months Ended March 31,
	2017	2016
Pre-tax loss	$(44,572)	$(47,702)
U.S. federal corporate income tax rate	35%	35%
Expected U.S. income tax credit	(15,600)	(16,696)
Tax rate difference between U.S. and foreign operations	4,464	4,770
Change of valuation allowance	11,136	11,926
Effective tax expense	$—	$—

The Company had deferred tax assets as follows:
	March 31,	December 31,
	2017	2016
Net operating losses carried forward	$188,579	$183,324
Less: Valuation allowance	(188,579)	(183,324)
Net deferred tax assets	$—	$—

As of March 31, 2017, the Company has approximately $755,000 net operating loss carryforwards available in China to reduce future taxable income. The net operating loss of Chinese subsidiaries could be carried forward for a period of not more than five years from the year of the initial loss pursuant to relevant PRC tax laws and regulations. It is more likely than not that the deferred tax assets cannot be utilized in the future because there will not be significant future earnings from the entity which generated the net operating loss. Therefore, the Company recorded a full valuation allowance on its deferred tax assets.

As of March 31, 2017 and December 31, 2016, the Company has no material unrecognized tax benefits which would favorably affect the effective income tax rate in future periods and does not believe that there will be any significant increases or decreases of unrecognized tax benefits within the next twelve months. No interest or penalties relating to income tax matters have been imposed on the Company during the three months ended March 31, 2017 and 2016, and no provision for interest and penalties is deemed necessary as of March 31, 2017 and December 31, 2016.

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

NOTE 9 - SUBSEQUENT EVENT

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

For the foregoing reasons, sales in the first quarter of 2017 and the first quarter of 2016 were negligible: $353 and $737 respectively, representing the amortization of unearned revenue from EMC sales we made in prior periods. This occurs because a large portion of our revenue is recorded on our energy management contracts ("EMC"). These are arrangements in which we install lighting products in exchange for a share of the ongoing profits realized by our customers. EMC sales are recorded as sales-type leases, with the present value of the contracted lease payments recorded on our balance sheet as lease payment receivables and the balance of the contracted lease payments recorded as unearned revenue. Through the term of the EMC contract, as payments are made by the customer, the unearned revenue is amortized and recorded as sales revenue. We currently have two EMC arrangements amortizing in this fashion.

Our operating expenses of $44,532 and $48,049 for the first quarters of 2017 and 2016, respectively, were comprised, primarily, of professional expenses, salaries and office rent. Our labor cost is high, relative to revenue, because the majority of our employees are engaged in developing and marketing our online platform. Operating expenses were somewhat greater in the first quarter of 2016 than during the first quarter of 2017, as salary expense decreased in 2017 due to change in the Company's headcount, and the decrease in the value of the RMB relative to the USD caused a like decrease in costs measured in USD.

After taking into account our interest expense (net of interest income) and miscellaneous other income, we recorded net loss of $44,572 and $47,702 for the first quarter of 2017 and 2016, respectively. Our VIE agreements, however, assign to Harbin Donghui only 95% of the profit or loss reported by Harbin Dongxing. For that reason, we reduced the net loss on the Dongxing International consolidated statements by an allocation to non-controlling interest. After that allocation, the net loss attributable to the shareholders of Dongxing International Inc. was $42,352 for the three months ended March 31, 2017 and $45,317 for the three months ended March 31, 2016. We expect to continue to incur losses until our online marketing business is launched, as we are paying the expenses of that business without any offsetting revenue.

Our reporting currency is the U.S. dollar. Our local currency, the Renminbi (RMB), is our functional currency. Results of operations and cash flow are translated at average exchange rates during the period being reported upon, and assets and liabilities are translated at the unified exchange rate as quoted by the People’s Bank of China on the balance sheet date. Translation adjustments resulting from this process are included in accumulated other comprehensive income in the statements of stockholders’ equity. Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the results of operations as incurred. For the first quarter of 2017 foreign currency translation adjustments of $600 have been reported as other comprehensive loss in the consolidated statement of changes in stockholders’ equity, compared to a comprehensive loss of $399 recorded for the first quarter of 2016.

Liquidity and Capital Resources

The development of our company has been funded primarily by contributions to capital and loans from our equity-holders. As a result, at March 31, 2017 we had no debt other than $224,492 owed to related parties. This included $119,708 owed to Harbin Dongke Optronics Science and Technology Co., Ltd., representing lighting products sold to Harbin Dongrong in 2013 for a project that is not yet completed. The debt became consolidated with our balance sheet when our Chairman, Cheng Zhao, contributed Harbin Dongrong to Harbin Dongxing. The debt will be satisfied when the project is completed, Harbin Dongrong is paid, and in turn Harbin Dongrong pays Harbin Dongke. Cheng Zhao was the General Manager of Harbin Dongke until the end of 2015.

At March 31, 2017 we had a working capital deficit of $(223,544), representing an increase of $35,369 in the deficit during the quarter then-ended - i.e. approximately the amount of our net loss for the quarter. Our company is viable despite the working capital deficit because the amount we owe to related parties exceeds the deficit, and we will not be required to satisfy the related party debts until we have sufficient cash flow.

Our operations used $39,832 in cash during the first quarter of 2017 and $82,933 in cash during the first quarter of 2016. Our use of cash is generally less than our net loss primarily due to collections on EMC contracts, the present value of which are taken into income upon installation, although payments are spread over the life of the contract. In the first quarter of 2016, however, we prepaid rent on our offices and reduced out accrued expenses, both of which drained our cash resources.

The $39,832 cash used in operations during the first quarter of 2017 was funded primarily by loans from related parties totaling $24,304, supplemented by a capital contribution of $6,128.

The opinion of our independent registered public accounting firm on our financial statements for the year ended December 31, 2016 expressed substantial doubt as to whether our company is a going concern, due to our limited revenue and negative cash flow. We believe that our related parties will continue to fund our operations for the foreseeable future, and so believe that we can sustain operations at our current level. However, full implementation of our business plan will require significant capital infusions or third party loans. We have no commitment for either equity or debt financing at this time.

Restrictions on Transfers of Funds

The VIE Agreements among Harbin Donghui and the Harbin Dongxing Shareholders provide that Harbin Donghui is entitled to 95% of the net profits (and will bear all losses) arising from Harbin Dongxing’s operations plus a monthly fee of RMB 10,000 ($1,449).  The VIE Agreements also entitle Harbin Donghui to manage the operations and control the cash flows of Harbin Dongxing.   Although Harbin Donghui is entitled to Harbin Dongxing’s profits, any distributions of such profits from Harbin Donghui to our U.S. parent company must comply with applicable Chinese laws affecting payments from foreign invested enterprises incorporated in China to their equity holders.

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

Under PRC regulations, the Company’s operating subsidiary, Harbin Dongxing, may pay dividends only out of its accumulated profits, if any, determined in accordance with the accounting standards and regulations prevailing in the PRC. In addition, Harbin Dongxing is required to set aside at least 10% of its accumulated profits each year, if any, to fund the statutory general reserve until the balance of the reserve reaches 50% of its registered capital. The amount in excess of 10% of accumulated profits that may be contributed to the statutory general reserve is at Harbin Dongxing’s discretion. The statutory general reserve is not distributable in the form of cash dividends to the Company and can be used to make up cumulative prior year losses, if any, and may be converted into share capital by the issue of new shares to shareholders in proportion to their existing shareholdings, or by increasing the par value of the shares currently held by them, provided that the reserve balance after such use is not less than 25% of the registered capital.  As of March 31, 2017, no amount has been appropriated from retained earnings and set aside for the statutory reserve by Harbin Dongxing. There remains approximately 2,500,000 RMB ($362,355) to be appropriated from our future profits and set aside for the statutory reserve until we have satisfied the reserve requirement.

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

Recent Accounting Pronouncements

There were no recent accounting pronouncements that have or will have a material effect on the Company’s financial position or results of operations

ITEM 3      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4      CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures. As of March 31, 2017, Cheng Zhao, our Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of the Company’s disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934. Based upon that evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures have the following material weaknesses:

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

Based on his evaluation, Mr. Cheng concluded that the Company’s system of disclosure controls and procedures was not effective as of March 31, 2017 for the purposes described in this paragraph.

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

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings
None.

Item 1A	Risk Factors
There have been no material changes from the risk factors included in the Annual Report on Form 10-K for the year ended December 31, 2016.

Item 2	Unregistered Sale of Securities and Use of Proceeds
(a) Unregistered sales of equity securities
There were no unregistered sales of equity securities by the Company during the first quarter of fiscal 2017.

(c) Purchases of equity securities
The Company did not repurchase any of its equity securities that were registered under Section 12 of the Securities Exchange Act during the first quarter of fiscal 2017.

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

DONGXING INTERNATIONAL INC.
Date: May 10, 2017	By: /s/ Cheng Zhao
Cheng Zhao (Chief Executive Officer and Chief Financial Officer)

