Form 10-K
period 2017-12-31
Dongxing International Inc.
filed 2018-03-30
CIK 1500861

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_____________________

FORM 10-K

(Mark One)

[X]	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files.) Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes [X] No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act. (Check One)

Large accelerated filer[   ] Accelerated filer [   ] Non-accelerated filer [    ] Smaller reporting company [X]

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

As of June 30, 2017 (the last business day of the most recently completed second fiscal quarter) the aggregate market value of the common stock held by non-affiliates was $0, as there was no market for the common stock.

As of March 30, 2018, there were 30,000,000 shares of common stock outstanding.

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

USE OF DEFINED TERMS; CONVENTIONS

Except where the context otherwise requires and for the purposes of this report only:

●	"we," "us," "our company," "our" “Company” and "Dongxing International" refer to the combined business of Dongxing International Inc., its consolidated subsidiaries and its consolidated affiliate, as the case may be;

●	"Central Dynamic" refers to Central Dynamic Holdings Limited, our direct, wholly-owned subsidiary, a BVI corporation;

●	"Dongxing BVI" refers to Dongxing Holdings Limited, our indirect, wholly-owned subsidiary, a BVI corporation;

●	"Dongxing Hong Kong" refers to Dongxing Holdings Limited, our indirect, wholly-owned subsidiary, a Hong Kong corporation;

●	"Harbin Donghui" refers to Harbin Donghui Technology Co., Ltd., our indirect, wholly-owned subsidiary, a Chinese corporation;

●	“Harbin Dongxing” refers to Harbin Dongxing Energy Saving Technical Service Co., Ltd., our indirect, consolidated affiliate, a Chinese corporation;

●	"SEC" refers to the United States Securities and Exchange Commission;

●	"China," "Chinese" and "PRC," refer to the People's Republic of China;

●	"Renminbi" and "RMB" refer to the legal currency of China;

●	"U.S. dollars," "dollars" and "$" refer to the legal currency of the United States;

●	"Securities Act" refers to the United States Securities Act of 1933, as amended; and

●	"Exchange Act" refers to the United States Securities Exchange Act of 1934, as amended.

Solely for the convenience of the reader, this report contains conversions of certain Renminbi amounts into U.S. dollars at specified rates. Except as otherwise indicated, all conversions from Renminbi to U.S. dollars were made based on the Exchange Rate on December 31, 2017, which was RMB 6.53 to $1.00. No representation is made that the Renminbi or U.S. dollar amounts referred to in this prospectus could have been or could be converted into U.S. dollars or Renminbi, as the case may be, at any particular rate or at all. See “Item 1A: Risk Factors—Risks Related to Our Business— Fluctuations in exchange rates could adversely affect our business and the value of our securities” for a discussion of the effects on the Company of fluctuating exchange rates.

PART 1

Item 1. Business

We conduct our operations through Harbin Dongxing, our consolidated affiliate. Harbin Dongxing, founded in 2011, is a company engaged in marketing lighting products and services that is also developing a website to facilitate multi-nation trade in connection with China's Belt and Road Initiative. Harbin Dongxing conducts a portion of its business through two wholly-owned subsidiaries: Harbin Dongrong Business Management Consulting Co., Ltd. and Harbin Dongxing Online Technology Co., Ltd. The offices of Harbin Dongxing and its subsidiaries are located in Harbin City, People’s Republic of China.

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

Due to the obstacles to actual acquisition of Harbin Dongxing, the Company utilized the VIE Agreements in order to properly gain control and the economic benefits of Harbin Dongxing. The VIE Agreements included:

(1)	an Exclusive Business Cooperation Agreement between Harbin Donghui and Harbin Dongxing pursuant to which Harbin Donghui has the exclusive right and obligation to provide technical support and management and marketing services to Harbin Dongxing in exchange for (i) 95% the total annual net profit of Harbin Dongxing and (ii) RMB 10,000 per month ($1,531). The term of the agreement is indefinite, and Harbin Dongxing is specifically barred from terminating the agreement.

(2)	an Exclusive Purchase Right Agreement among Cheng Zhao, Su Dianli, Harbin Dongxing and Harbin Donghui under which the shareholders of Harbin Dongxing have granted to Harbin Donghui the irrevocable right and option to acquire all of the equity interests in Harbin Dongxing to the extent permitted by PRC law. If PRC law limits the percentage of Harbin Dongxing that Harbin Donghui may purchase at any time, then Harbin Donghui may repeatedly exercise its option in such increments as may be allowed by PRC law. The exercise price of the option is RMB10 ($1.53) or any other price permitted by PRC law. This option could be exercised if, in the future, the PRC liberalizes the regulations governing acquisition of PRC entities, or if Dongxing International transferred to Harbin Donghui sufficient capital to satisfy the requirements of the Ministry of Commerce as to an adequate purchase price. In the meantime, the Exclusive Purchase Right Agreement serves to protect the Company’s interest in Harbin Dongxing, as Harbin Dongxing shareholders agree to refrain from taking certain actions which might harm the value of Harbin Dongxing or Harbin Donghui’s option;

(3)	A Pledge of Shares Agreement among Cheng Zhao, Su Dianli, Harbin Dongxing and Harbin Donghui under which the shareholders of Harbin Dongxing have pledged all of their equity in Harbin Dongxing to Harbin Donghui to guarantee Harbin Dongxing’s and Harbin Dongxing’s shareholders’ performance of their obligations under the Exclusive Business Cooperation Agreement and the Exclusive Purchase Right Agreement.

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

We expect that many of the sales by Harbin Dongxing will take the form of energy management contracts (“EMC”). In this business model, energy efficient equipment is sold to an end user on a payment plan designed to net no cost to the customer: payments by the customer are scheduled to conform to the savings realized from use of the energy efficient equipment. Typically, a customer's payment obligation to us represents 90% of the cost-savings realized in the first year after installation, 80% of the savings in year two; 70% in year three; 60% in year four and 50% in year five. At the end of the fifth year, title to the lighting systems is passed to the customer. Harbin Dongxing and Harbin Dongrong offer this option to customers directly as well as to contractors as part of a broader EMC program. Although an EMC sale results in significantly longer payment terms than a conventional net-90 days sale, profit margins on EMC sales are far higher than on conventional sales, as customers are much less price-resistant in the EMC model. In 2017 we hads EMC contracts with two customers, one of which terminated at the end of 2017 and one for which installations will take place during 2018. We expect our relationship with the latter customer to eventually yield revenue of between $80,000 and $100,000.

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

Our customers often opt to upgrade their lighting over an extended period, in order to absorb the cost gradually. For example, we currently have a contract with the Harbin Water Supply Group that will result in revenue of $100,000 to $150,000 per year from 2018 through 2023.

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

In July 2013, seeking to take advantage of the opportunities for trade with eastern Russia, we organized Harbin Dongxing Online Business Trading Co., Ltd. ("Dongxing Online") as a subsidiary of Harbin Dongxing for the purpose of effecting online distribution of Chinese lighting products into Russia. Dongxing Online was established in China with registered capital of 1 million RMB. Since its organization, Dongxing Online has been engaged in developing the Mengqiao Eurasian Trade E-commerce Platform, a B2B website initially designed to distribute lighting products from China to commercial customers in Russia. The prototype website (URL: union-bridge.com) now includes over 5,000 products from almost 100 manufacturers. Among the attractive features of the union-bridge.com website are:

•	product listings, transactions and customer service offered in three languages: Chinese, Russian and English;
•	real-time currency conversion of posted prices;
•	supply and demand information is available to registered users, both suppliers and customers.
•	a wide variety of payment methods, including Paypal, Visa, MasterCard, Webmoney, Qiwi, RBK Money, UnionPay, WeChatPay, Alipay, E-bank and telegraphic transfer, permitting online payment in RMB,U.S. Dollars and Russian Roubles;
•	customer choice of international delivery methods;
•	supplier guarantees of delivery within three days.

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

In 2016 we began to expand the scope of the Mengqiao Platform, to make it a full-fledged participant in China's Belt and Road Initiative. The Belt and Road Initiative, launched in 2013, involves China underwriting billions of dollars of infrastructure investment in countries along the old Silk Road linking China with Europe. China is spending roughly $150bn a year in the 68 countries that have chosen to participate in the Initiative. The mission of the Belt and Road Initiative was described in 2015 by the National Development and Reform Commission, Ministry of Foreign Affairs, and Ministry of Commerce of the People’s Republic of China, thus:

The Initiative is an ambitious economic vision of the opening-up of and cooperation among the countries along the Belt and Road. Countries should work in concert and move toward the objectives of mutual benefit and common security. To be specific, they need to improve the region’s infrastructure, and put in place a secure and efficient network of land, sea and air passages, lifting their connectivity to a higher level; further enhance trade and investment facilitation, establish a network of free trade areas that meet high standards, maintain closer economic ties, and deepen political trust; enhance cultural exchanges; encourage different civilizations to learn from each other and flourish together; and promote mutual understanding, peace and friendship among people of all countries.

Our contribution to the Belt and Road Initiative, toward which we are working, will be the expansion of our Mengqiao Platform to serve as an e-commerce platform facilitating trade and cultural exchange among 64 countries along the Silk Road Economic Belt. Our expanded Mengqiao Platform will realize the principles of the Belt and Road Initiative by integrating its multi-national trading network around a Chinese focus, promoting economic and cultural exchange for the sake of a bilateral win-win. As the majority of the countries that are participating in the Belt and Road Initiative are developing countries with limited access for foreign markets, we expect a strong favorable response from the nations that we invite to participate in the Mengqiao Platform.

The expanded Mengqiao Platform will offer each of 64 nations its own national pavilion, where online visitors can browse that nation's featured cultural products and learn about the nation's culture, natural environment and opportunities for tourism. In addition to our online customer service staff, which offers assistance in Chinese, English and Russian, each national pavilion will include a customer service staff speaking that nation's principal language, able to facilitate use of the platform, solve customer problems, and aid customers in finding the product offerings they desire among the 64 national pavilions. Fulfillment of sales made on the Mengqiao Platform will be enabled by the construction of a complex of cross-border high-speed railways that is a central part of the Belt and Road Initiative.

Our goal in developing the Mengqiao Eurasian Trade E-commerce Platform was to surmount some of the difficulties that have limited the growth of Chinese manufacturing exports. In particular, we have developed extensive avenues on the website for product and market information to be exchanged between manufacturers and customers, aimed at increasing mutual understanding of the market with a view towards optimizing the benefits of trade for both purchasers and sellers. The Platform offers registered users:

•	an information portal, offering supply and demand statistics, information on industry trends, and reports of prior sales and customer feedback, among other items;
•	a transaction portal enabling contracting, documentation, and transaction tracking; and
•	a customer service portal, facilitated by detailed information regarding customer purchases and feedback.

Dongxing Online has obtained an import/export license from the Government of China that will allow us to facilitate trade with 64 nations. If the necessary financing is obtained, we project that initial operations of the Mengqiao Platform will commence in October 2018. Our budget for initiating commercialization of the website is $2 million, to pay for the initial advertising and promotion activities as well as to build our first after-sales service centers. Full development of the Mengqiao Platform, including development of the 64 national pavilions with accompanying customer service staffing, is budgeted at $20 million.

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

Employees

The Company has nine employees: three are employed by Harbin Dongxing, five are employed by Dongxing Online, and one is employed by Harbin Dongrong. We believe that our relationship with our employees is good.

Harbin Dongxing carries the following insurance policies for the benefit of its employees:

	Annual Premium
	RMB	US$
Endowment	14,400	2,205
Unemployment	1,320	202
Medical	15,600	2,389
Work-related Injury	360	55
Maternity	360	55

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

In its report on our financial statements for the years ended December 31, 2017 and 2016, our independent registered public accounting firm has stated that the fact that the Company has generated limited revenues and does not have positive cash flow from operations raises substantial doubt as to our ability to continue as a going concern. A “going concern” opinion is an indication that the auditor’s review of the company’s resources and business activities raised doubt as to whether the company will be able to realize its assets and discharge its liabilities in the ordinary course of business. The risk of investing in a company whose financial statements carry a going concern opinion is that you are likely to lose all of your investment if the company fails to continue as a going concern. In the case of Dongxing International, the fact that we have minimal assets and a limited source of revenue means that we will continue as a going concern only if we are able to obtain the funds necessary to implement our business plan and are successful in that implementation. If we are not able to convert our business into a going concern, investors in the Company will lose their investment.

Obstacles to trade between Russia and China may interfere with the development of our online business.

Our business plan contemplates that the initiation of distribution operations through our website will yield substantial growth and, in particular, a marked improvement in our cash flow. Our website was initially designed to primarily attract Russian customers for lighting products, as our business plan was to take advantage of the proximity of our headquarters in Heilongjiang Province to the border of eastern Russia. Even as we have expanded the scope of our website to participate in the entire Belt and Road Initiative, our initial focus will depend heavily on our ability to open trade with Russia. However, trade between China and Russia is still hindered by significant difficulties, some the result of historical animosity between Russia and China and some the result of bureaucratic and political impediments to trade. Both governments, for example, impose duties and taxes on cross-border trade that significantly increase the cost of imported products and so reduce demand for those products. In addition, the time required to pass through customs at the border can be substantial, thus adding to the incentive for residents of Russia to purchase products manufactured within Russia. Moreover, the recent declines in he market prices of oil and natural gas has severely damaged the Russian economy, reducing overall demand for products in Russia. These factors may contribute to the difficulty in developing active users in Russia for our online distribution services, which could make our online venture unprofitable.

Our expansion into the international market will require capital investment, which may result in dilution of the equity of our present shareholders or significantly increased borrowing costs.

Our business plan contemplates that we will expand our sales both domestically and internationally. To achieve that aim, we will need capital. So our business plan contemplates that we will raise $2 million in capital during the next year in order to complete development of our product distribution website and initiate marketing. Subsequently, we expect to invest an additional $18 million in expansion of our website. We intend to raise all or a large portion of the necessary funds by selling equity in our company. At present we have no commitment from any source for those funds. We cannot determine, therefore, the terms on which we will be able to raise the necessary amounts. It is possible that we will be required to dilute the value of our current shareholders’ equity in order to obtain the funds. On the other hand, if we are forced to borrow these amounts, our cost of capital will significantly increase. But if we are unable to raise the necessary funds, our growth will be limited, as will our ability to compete effectively.

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

The loss of the services of our key employees, particularly the services rendered by Cheng Zhao, our chief executive officer, could harm our business.

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

Harbin Donghui provides support and consulting service to Harbin Dongxing pursuant to the VIE Agreements.  Almost all economic benefits and risks arising from Harbin Dongxing’s operations are transferred to Harbin Donghui under these agreements.  There are risks involved with the operation of our business in reliance on the VIE Agreements, including the risk that the VIE Agreements may be determined by PRC regulators or courts to be unenforceable.  Our PRC counsel has advised that if the VIE Agreements were for any reason determined to be in breach of any existing or future PRC laws or regulations, the relevant regulatory authorities would have broad discretion in dealing with such breach, including:

●	imposing economic penalties;
●	discontinuing or restricting the operations of Harbin Donghui or Harbin Dongxing;
●	imposing conditions or requirements in respect of the VIE Agreements with which Harbin Donghui or Harbin Dongxing may not be able to comply;
●	requiring our company to restructure the relevant ownership structure or operations;
●	taking other regulatory or enforcement actions that could adversely affect our company’s business; and
●	revoking the business licenses and/or the licenses or certificates of Harbin Dongxing, and/or voiding the VIE Agreements.

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

Item B.   Unresolved Staff Comments

Not Applicable.

Item 2. Properties

Harbin Dongxing leases a facility of 480 m2 at 26 Hengshan Road in Harbin, although the first floor (approximately 120 m2) is subleased to a store. The lease provided for termination on April 17, 2018, but was extended to October 2018. The annual rental is approximately $49,000. The sublease provides for annual rental of approximately $17,000, and is co-terminous with the master lease.

Recently we entered into a ten year lease for premises in the International Finance Building in the Songbei District of Harbin. We plan to move our administrative offices to the new premises in May 2018.

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

(d) Securities Authorized for Issuance Under Equity Compensation Plans

The Company had no securities authorized for issuance under equity compensation plans as of December 31, 2017.

(e) Sale of Unregistered Securities

The Company did not issue any unregistered equity securities during the 4th quarter of fiscal 2017.

(f) Repurchase of Equity Securities

The Company did not repurchase any shares of its common stock during the 4th quarter of 2017.

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

During 2017 our attention was primarily focused on development of the Mengqiao Platform. As a result, sales revenue during 2017 totaled only $21,857, a decrease of 67% from sales during 2016. The sales in 2016 were also more profitable than those recorded in 2017. This occurred because a large portion of our revenue in 2016 was recorded on our energy management contracts ("EMC"). These are arrangements in which we install lighting products in exchange for a share of the ongoing profits realized by our customers. EMC sales are recorded as sales-type leases, with the present value of the contracted lease payments recorded on our balance sheet as lease payment receivables and the balance of the contracted lease payments recorded as unearned revenue. Through the term of the EMC contract, as payments are made by the customer, the unearned revenue is amortized and recorded as sales revenue. In 2017 we had two EMC arrangements amortizing in this fashion, one of which terminated at the end of 2017.

Our operating expenses of $197,416 and $260,818 for 2017 and 2016, respectively, were comprised, primarily, of professional expenses, salaries and office rent. Our labor cost is high, relative to revenue, because the majority of our employees are engaged in developing our online platform. Operating expenses were greater in 2016 than during 2017, as professional fees relating to preparation for the share exchange in September 2016 increased operating expenses.

After taking into account our interest expense (net of interest income) and miscellaneous other income (including a government subsidy of $33,013 in 2017, the first of what we expect to be a series of such subsidies relating to our involvement in the Belt and Road Initiative), we recorded net loss of $159,184 and $222,498 for 2017 and 2016, respectively. Our VIE agreements, however, assign to Harbin Donghui only 95% of the profit or loss reported by Harbin Dongxing. For that reason, we reduced the net loss on the Dongxing International consolidated statements by an allocation to non-controlling interest. After that allocation, the net loss attributable to the shareholders of Dongxing International Inc. was $151,250 ($0.01 per share) for 2017 and $211,550 ($0.01 per share) for 2016. We expect to continue to incur losses until our online marketing business is launched, as we are paying the expenses of that business without any offsetting revenue.

Our reporting currency is the U.S. dollar. Our local currency, the Renminbi (RMB), is our functional currency. Results of operations and cash flow are translated at average exchange rates during the period being reported upon, and assets and liabilities are translated at the unified exchange rate as quoted by the People’s Bank of China on the balance sheet date. Translation adjustments resulting from this process are included in accumulated other comprehensive income in the statements of stockholders’ equity. Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the results of operations as incurred. For the 2017 foreign currency translation adjustments yielded a comprehensive loss of $14,241, while such adjustments during 2016 provided us comprehensive income of $5,091.

Liquidity and Capital Resources

The development of our company has been funded primarily by contributions to capital and loans from our equity-holders. As a result, at December 31, 2017 we had no debt other than $312,057 owed to related parties. This included $81,723 owed to Harbin Dongke Optronics Science and Technology Co., Ltd., representing lighting products sold to Harbin Dongrong in 2013 for a project that is not yet completed. The debt became consolidated with our balance sheet when our Chairman, Cheng Zhao, contributed Harbin Dongrong to Harbin Dongxing. A payment of $48,068 in reduction of the debt was made during 2017, and the remainder will be satisfied when the project is completed, Harbin Dongrong is paid, and in turn Harbin Dongrong pays Harbin Dongke. Cheng Zhao was the General Manager of Harbin Dongke until the end of 2015.

At December 31, 2017 we had a working capital deficit of $(287,575), an increase in the deficit of $99,400 during 2017. Our company is viable despite the working capital deficit because the amount we owe to related parties exceeds the deficit, and we will not be required to satisfy the related party debts until we have sufficient cash flow.

Our operations used $178,485 in cash during 2017 and $138,188 in cash during 2016. Our use of cash during 2016 was less than our net loss primarily due to collections on EMC contracts, the present value of which are taken into income upon installation, although payments are spread over the life of the contract. We had less revenue from EMC contracts during 2017, however, and we also increased our use of cash by increasing inventory and prepaid rent while reducing our accrued expenses.

The $178,485 cash used in operations during 2017 was funded primarily by loans from related parties totaling $147,043, supplemented by capital contributions of $21,698. From time to time we have taken short-term loans from a Chinese bank, but the balance of that loan was fully satisfied by a payment of $30,110 early in 2016.

The opinion of our independent registered public accounting firm on our financial statements for the year ended December 31, 2017 expresses substantial doubt as to whether our company is a going concern, due to our limited revenue and negative cash flow. We believe that our related parties will continue to fund our operations for the foreseeable future, and so believe that we can sustain operations at our current level. However, full implementation of our business plan will require significant capital infusions or third party loans. We have no commitment for either equity or debt financing at this time.

Restrictions on Transfers of Funds

The VIE Agreements among Harbin Donghui and the Harbin Dongxing Shareholders provide that Harbin Donghui is entitled to 95% of the net profits (and will bear all losses) arising from Harbin Dongxing’s operations plus a monthly fee of RMB 10,000 ($1,531).  The VIE Agreements also entitle Harbin Donghui to manage the operations and control the cash flows of Harbin Dongxing.   Although Harbin Donghui is entitled to Harbin Dongxing’s profits, any distributions of such profits from Harbin Donghui to our U.S. parent company must comply with applicable Chinese laws affecting payments from foreign invested enterprises incorporated in China to their equity holders.

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

Under PRC regulations, the Company’s operating subsidiary, Harbin Dongxing, may pay dividends only out of its accumulated profits, if any, determined in accordance with the accounting standards and regulations prevailing in the PRC. In addition, Harbin Dongxing is required to set aside at least 10% of its accumulated profits each year, if any, to fund the statutory general reserve until the balance of the reserve reaches 50% of its registered capital. The amount in excess of 10% of accumulated profits that may be contributed to the statutory general reserve is at Harbin Dongxing’s discretion. The statutory general reserve is not distributable in the form of cash dividends to the Company and can be used to make up cumulative prior year losses, if any, and may be converted into share capital by the issue of new shares to shareholders in proportion to their existing shareholdings, or by increasing the par value of the shares currently held by them, provided that the reserve balance after such use is not less than 25% of the registered capital.  As of December 31, 2017, no amount has been appropriated from retained earnings and set aside for the statutory reserve by Harbin Dongxing. There remains approximately 2,500,000 RMB ($382,848) to be appropriated from our future profits and set aside for the statutory reserve until we have satisfied the reserve requirement.

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

Recent Accounting Pronouncements

There were no recent accounting pronouncements that have or will have a material effect on the Company’s financial position or results of operations

Item 7a. Quantitative And Qualitative Disclosures About Market Risk.

Not Applicable.

Item 8. Financial Statements

INDEX TO FINANCIAL STATEMENTS

Page
F-26	Report of Independent Registered Public Accounting Firm.

F-27	Consolidated Balance Sheets as of December 31, 2017 and 2016.

F-28	Consolidated Statements of Comprehensive Loss for the Years Ended December 31, 2017 and 2016.

F-29	Consolidated Statements of Stockholders’ Equity (Deficiency) for the Years Ended December 31, 2017 and 2016.

F-30	Consolidated Statements of Cash Flows for the Years Ended December 31, 2017 and 2016.

F-31 to F-42	Notes to Consolidated Financial Statements.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of Dongxing International Inc.

Harbin, China

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Dongxing International Inc. (the “Company”) as of December 31, 2017 and 2016, and the related consolidated statements of comprehensive loss, stockholders’ equity (deficiency), and cash flows for each of the years in the two year period ended December 31, 2017, and the related notes (collectively referred to as the financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the years in the two year period ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As described in Note 2 to the financial statements, the Company had a working capital deficit of $287,575, accumulated deficit of $876,415 and stockholders’ deficiency of $238,292 as of December 31, 2017, and has not generated cash or income from its operation since inception. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regards to these matters are described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

We have served as the Company’s auditor since 2015.

Hackensack, NJ

March 30, 2018

Dongxing International Inc.
Consolidated Balance Sheets

	December 31, 2017	December 31, 2016
ASSETS
Current Assets
Cash and cash equivalents	$1,644	$12,924
Accounts receivable, net of allowance of $28,257 and $29,265, respectively	7,329	3,512
Inventories	15,175	2,640
Lease payment receivable-current	3,826	23,353
Prepaid rent	32,989	9,715
Project in progress	58,913	55,492
Other current assets	16,169	19,579
Total Current Assets	136,045	127,215

Other Assets
Office equipment, net of accumulated depreciation of $8,542 and $7,587, respectively	2,583	1,018
Lease payment receivable	—	3,892
Total Other Assets	2,583	4,910
Total Assets	$138,628	$132,125

LIABILITIES AND STOCKHOLDERS' DEFICIENCY
Current Liabilities
Unearned revenue	$28	$923
Due to related parties	312,057	199,473
Advance from customers	58,913	55,492
Accrued expenses and other payables	52,622	59,502
Total Current Liabilities	423,620	315,390
Total Liabilities	423,620	315,390

Stockholders' Deficiency
Preferred stock, $0.0001 par value, 5,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.0001 par value, 250,000,000 shares authorized, 30,000,000 shares issued and outstanding	3,000	3,000
Additional paid-in capital	850,041	828,343
Stock subscription receivable	(200,000)	(250,000)
Accumulated deficit	(876,415)	(725,165)
Accumulated other comprehensive loss	(14,918)	(1,389)
Total Stockholders' Deficiency of Dongxing International Inc.	(238,292)	(145,211)
Non-controlling interest	(46,700)	(38,054)
Total Stockholders' Deficiency	(284,992)	(183,265)
Total Liabilities and Stockholders’ Deficiency	$138,628	$132,125

The accompanying notes are an integral part of these consolidated financial statements.

Dongxing International Inc.
Consolidated Statements of Comprehensive Loss

	For the Year Ended
	December 31,
	2017	2016
Revenue	$21,857	$66,624
Cost of revenue	16,773	28,030
Gross profit	5,084	38,594

Operating expenses
Selling, general and administrative expense	197,416	260,818
Total operating expenses	197,416	260,818

Loss from operations	(192,332)	(222,224)

Other income (expense):
Interest income (expense), net	14	(551)
Subsidy income	33,013	—
Other income	121	277
Total other income (expense)	33,148	(274)

Loss before income taxes	(159,184)	(222,498)
Income tax provision	—	—
Net loss	(159,184)	(222,498)
Less: Loss attributable to non-controlling interest	(7,934)	(10,948)
Net loss attributable to Dongxing International Inc.	(151,250)	(211,550)

Other comprehensive income (loss)
Foreign currency translation adjustment	(14,241)	5,091
Comprehensive loss	(173,425)	(217,407)
Less: Comprehensive loss attributable to non-controlling interest	(8,646)	(10,693)
Comprehensive loss attributable to Dongxing International Inc.	$(164,779)	$(206,714)

Loss per share - Basic and Diluted	$(0.01)	$(0.01)
Weighted average shares outstanding - Basic and Diluted	30,000,000	30,000,000

The accompanying notes are an integral part of these consolidated financial statements.

Dongxing International Inc.
Consolidated Statements of Stockholders' Equity (Deficiency)

	Preferred Stock		Common Stock
	Number of Shares	Amount	Number of Shares	Amount	Additional Paid-in Capital	Stock Subscription Receivable	Accumulated Deficit	Other Comprehensive Income (loss)	Non- Controlling Interest	Total
Balance at January 1, 2016	—	$—	30,000,000	$3,000	$801,244	$(250,000)	$(513,615)	$(6,225)	$(27,361)	$7,043
Capital Contribution	—	—	—	—	27,099	—	—	—	—	27,099
Net loss	—	—	—	—	—	—	(211,550)	—	(10,948)	(222,498)
Foreign currency translation adjustment	—	—	—	—	—	—	—	4,836	255	5,091
Balance at December 31, 2016	—	—	30,000,000	3,000	828,343	(250,000)	(725,165)	(1,389)	(38,054)	(183,265)
Capital Contribution	—	—	—	—	21,698	—	—	—	—	21,698
Subscription received	—	—	—	—	—	50,000	—	—	—	50,000
Net loss	—	—	—	—	—	—	(151,250)	—	(7,934)	(159,184)
Foreign currency translation adjustment	—	—	—	—	—	—	—	(13,529)	(712)	(14,241)
Balance at December 31, 2017	—	$—	30,000,000	$3,000	$850,041	$(200,000)	$(876,415)	$(14,918)	$(46,700)	$(284,992)

The accompanying notes are an integral part of these consolidated financial statements.

Dongxing International, Inc. Consolidated Statements of Cash Flows

	For the Year Ended
	December 31,
	2017	2016
CASH FLOW FROM OPERATING ACTIVITIES
Net loss	$(159,184)	$(222,498)
Adjustment to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	472	76
(Reversal of) Bad debt provision	(2,721)	17,307
Change in operating assets and liabilities:
Accounts receivable	(763)	8,378
Inventory	(11,974)	(847)
Lease payment receivable	24,290	27,011
Prepaid rent	(21,944)	14,102
Project in progress	—	—
Other current assets	4,469	(12,566)
Unearned revenue	(922)	(2,374)
Advance from customers	—	—
Accrued expenses and other payables	(10,208)	33,223
Net cash used in operating activities	(178,485)	(138,188)

CASH FLOW FROM INVESTING ACTIVITIES
Purchase of office equipment	(1,925)	(1,024)
Net cash used in investing activities	(1,925)	(1,024)

CASH FLOW FROM FINANCING ACTIVITIES
Capital contribution	21,698	27,099
Repayment of short-term bank loans	—	(30,110)
Proceeds from related party loan	147,043	99,045
Net cash provided by financing activities	168,741	96,034

Effect of exchange rate changes on cash	389	(2,812)
DECREASE IN CASH	(11,280)	(45,990)
Cash - beginning of year	12,924	58,914
Cash - ending of year	$1,644	$12,924

Supplement disclosure information
Cash paid for interest	$—	$572
Cash paid for income taxes	$—	$—

Non-cash financing activities
Subscription received by conversion of related party loan	$50,000	$—

The accompanying notes are an integral part of these consolidated financial statements.

DONGXING INTERNATIONAL INC.

December 31, 2017 and 2016

Notes To Consolidated Financial Statements

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

DONGXING INTERNATIONAL INC.

December 31, 2017 and 2016

Notes To Consolidated Financial Statements

NOTE 2 – GOING CONCERN

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company had a working capital deficit of $287,575 and an accumulated deficit of $876,415 as of December 31, 2017, at which time the Company's stockholders’ deficiency was $238,292. The Company has not generated cash or income from its operation since inception. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

DONGXING INTERNATIONAL INC.

December 31, 2017 and 2016

Notes To Consolidated Financial Statements

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

Fair Value of Financial Instruments

ASC Topic 820, Fair Value Measurement and Disclosures, defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. This topic also establishes a fair value hierarchy that requires classification based on observable and unobservable inputs when measuring fair value. The fair value hierarchy distinguishes between assumptions based on market data (observable inputs) and an entity’s own assumptions (unobservable inputs). The hierarchy consists of three levels:

•       Level one - Quoted market prices in active markets for identical assets or liabilities;

•       Level two - Inputs other than level one inputs that are either directly or indirectly observable; and

•       Level three - Unobservable inputs developed using estimates and assumptions, which are developed by the reporting entity and reflect those assumptions that a market participant would use.

Determining which category an asset or liability falls within the hierarchy requires significant judgment. The Company evaluates its hierarchy disclosures each quarter.

There are no financial instruments measured at fair value on a recurring basis.

DONGXING INTERNATIONAL INC.

December 31, 2017 and 2016

Notes To Consolidated Financial Statements

Cash

Cash includes cash on hand and demand deposits placed with banks or other financial institutions that are unrestricted as to withdrawal and use and have an original maturity of three months or less.

Deposits in banks in the PRC are not insured by any government entity or agency, and are consequently exposed to risk of loss.

Accounts receivable, net of allowance

Accounts receivable are stated at cost, net of an allowance for doubtful accounts. The Company maintains allowances for doubtful accounts for estimated losses, if any, resulting from the failure of customers to make required payments. The Company reviews the accounts receivable on a periodic basis and makes allowances where there is doubt as to the collectability of individual balances. In evaluating the collectability of individual receivable balances, the Company considers many factors, including the age of the balance, the customer’s payment history, its current credit-worthiness and current economic trends. Based on its reviews, during the year ended December 31, 2016 the Company added $17,307 to its provision for bad debt, then reversed $2,721 of that provision during the year ended December 31, 2017.

Inventories

Inventories consist of raw materials and energy saving lights which are valued at the lower of cost or market. We determine cost on the basis of the weighted average method. The Company periodically reviews inventories for obsolescence and any inventories identified as obsolete are reserved or written off. Although we believe that the assumptions we use in estimate inventory write-downs are reasonable, future changes in these assumptions could provide a significantly different result. During the years ended December 31, 2017 and 2016, no inventory markdown was recorded.

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

Depreciation for financial reporting purposes is provided using the straight-line method over the estimated useful lives of the assets, generally 3 years for office equipment. Depreciation expense for the years ended December 31, 2017 and 2016 was $472 and $76 respectively.

DONGXING INTERNATIONAL INC.

December 31, 2017 and 2016

Notes To Consolidated Financial Statements

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

Revenue from LED lights installation projects with profit sharing terms is recognized per ASC 840-30 Capital Leases. On the profit sharing installation projects, the Company transfers ownership of the LED lights to customers at the end of the contract period with no charge. The Company accounts for this type of transaction as a sales-type lease and records as revenue the present value of the total profit sharing receipts from the customer at the inception of the profit sharing period and records a lease payment receivable. The difference between the total amount of profit sharing receipts and the present value of the profit sharing receipts is recorded as unearned revenue to be amortized over the term of the profit sharing period.

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

DONGXING INTERNATIONAL INC.

December 31, 2017 and 2016

Notes To Consolidated Financial Statements

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

The exchange rates used to translate amounts in RMB or HKD into U.S. Dollars for the purposes of preparing the consolidated financial statements are based on the rates as published on the website of People’s Bank of China and are as follows:

	December 31, 2017	December 31, 2016
Balance sheet items, except for equity accounts	US$1=RMB6.5342	US$1=RMB6.9370
	US$1=HKD7.8170	US$1=HKD7.7552

For the year
	2017	2016
Items in the statements of comprehensive loss and cash flows	US$1=RMB6,7518	US$1=RMB6.6423
	US$1=HKD7.7974	US$1=HKD7.7597

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

DONGXING INTERNATIONAL INC.

December 31, 2017 and 2016

Notes To Consolidated Financial Statements

Recent Accounting Pronouncements

In January 2016, the FASB issued ASU 2016-01, Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities. This guidance makes targeted improvements to existing U.S. GAAP for financial instruments, including requiring equity investments (except those accounted for under the equity method of accounting, or those that result in consolidation of the investee) to be measured at fair value with changes in fair value recognized in net income; requiring entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes; requiring separate presentation of financial assets and financial liabilities by measurement category and form of financial asset and requiring entities to present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk (also referred to as “own credit”) when the organization has elected to measure the liability at fair value in accordance with the fair value option. The new guidance is effective for public companies for fiscal years beginning after December 15, 2017. Early adoption of the own credit provision is permitted. The Company is currently evaluating the impact that the adoption of this guidance will have on its consolidated financial statements.

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

In December 2017, the Securities and Exchange Commission (“SEC”) released Staff Accounting Bulletin No. 118 (the “Bulletin”), which provides accounting guidance regarding accounting for income taxes for the reporting period that includes the enactment of the Tax Act. The Bulletin provides guidance in those situations where the accounting for certain income tax effects of the Tax Act will be incomplete by the time financial statements are issued for the reporting period that includes the enactment date. For those elements of the Tax Act that cannot be reasonably estimated, no effect will be recorded.

DONGXING INTERNATIONAL INC.

December 31, 2017 and 2016

Notes To Consolidated Financial Statements

The SEC has provided in the Bulletin that in situations where the accounting is incomplete for certain effects of the Tax Act, a measurement period which begins in the reporting period that includes the enactment of the Tax Act and ends when the entity has obtained, prepared and analyzed the information is needed in order to complete the accounting requirements. The measurement period shall not exceed one year from enactment.

In February 2018, the FASB issued ASU 2018-02, “Income Statement - Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income,” which allows a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the Tax Cuts and Jobs Act. This guidance is effective for all entities for fiscal years, and interim periods within those years, beginning after December 15, 2018, with early adoption permitted. The amendments in ASU 2018-02 should be applied either in the period of adoption or retrospectively to each period in which the effect of the change in the U.S. federal corporate income tax rate in the Tax Cuts and Jobs Act is recognized. The adoption of this guidance is not expected to have a material impact on the Company's Consolidated Financial Statements and related disclosures.

NOTE 4 – OTHER CURRENT ASSETS

Other current assets consist of the following:

	December 31, 2017	December 31, 2016
Bid deposit	$77	$17,299
Employee advance	1,557	1,062
Other receivables	13,215	—
Other	1,320	1,218
	16,169	$19,579

NOTE 5 – PROJECT IN PROGRESS

Projects in progress represents costs accumulated on two projects at various stages of completion. Payments made by the customers to offset those costs are recorded as Advances from Customers. The Company started the two projects in 2013 and could not complete the projects since the projects' sites were not ready for the installation of energy saving lights. The Company could not estimate the time when the projects could be completed. During 2014 and 2015, the Company performed impairment tests based on the available information and had recorded a 100% impairment loss by the end of 2015.

DONGXING INTERNATIONAL INC.

December 31, 2017 and 2016

Notes To Consolidated Financial Statements

NOTE 6 - RELATED PARTY TRANSACTIONS

Due to related parties are non-interest bearing and due on demand. The balance of due to related parties consists of the following:

	Notes	December 31, 2017	December 31, 2016
Stockholders
Cheng,Zhao	(1)	$222,682	$75,711
Jufang,Yang	(3)	7,652	-
Other related parties
Harbin Dongke Optronics Science and Technology Co., Ltd. ("Dongke")	(2)	81,723	123,762
Total due to related parties		$312,057	$199,473

(1)       Mr. Cheng Zhao is the Company's CEO and a stockholder. During the years ended December 31, 2017 and 2016, Mr. Cheng advance $187,706 and $ 90,775 to the Company. During the year ended December 31, 2017, Mr. Cheng agreed to reduce the Company's obligation by $50,000 in satisfaction of Mr. Cheng's stock subscription in that amount. (See Note 10)

(2)       Dongke is a company organized in China. Mr. Cheng Zhao, stockholder and Chief Executive Officer of the Company, was the president of Dongke until 2015. During the years ended December 31, 2016, Dongke advanced $9,644 to the Company. During the year ended December 31, 2017, the Company repaid $48,068 to Dongke on account of prior advances.

(3)       Ms. Jufang Yang is a stockholder of the Company. During the year ended December 31, 2017, Ms. Jufang Yang advanced $7,652 (RMB50,000) to the Company as an investment deposit.

NOTE 7 - ACCRUED EXPENSES AND OTHER PAYABLES

Accrued expenses and other payables consisted of the following:

	December 31, 2017	December 31, 2016
Accrued expenses	$24,180	$34,734
Tax payable	717	1,704
Deposit payable	26,093	23,064
Others	1,632	—
	$52,622	$59,502

DONGXING INTERNATIONAL INC.

December 31, 2017 and 2016

Notes To Consolidated Financial Statements

NOTE 8 - STOCKHOLDERS’ DEFICIENCY

During 2017 and 2016, Mr. Cheng Zhao, the Company's CEO and a stockholder, made capital contribution to the Company of $21,698 and $27,099, respectively.

NOTE 9 - INCOME TAXES

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

The U.S. Tax Cuts and Jobs Act (Tax Act) was enacted on December 22, 2017 and introduces significant changes to U.S. income tax law. Effective in 2018, the Tax Act reduces the U.S. statutory tax rate from 35% to 21% and creates new taxes on certain foreign-sourced earnings and certain related-party payments, which are referred to as the global intangible low-taxed income tax and the base erosion tax, respectively. The Tax Act requires the Company to pay U.S. income taxes on accumulated foreign subsidiary earnings not previously subject to U.S. income tax at a rate of 15.5% to the extent of foreign cash and certain other net current assets and 8% on the remaining earnings. Due to the timing of the enactment and the complexity involved in applying the provisions of the Tax Act, the Company has not recorded any adjustments according to Tax Act. As we collect and prepare necessary data, and interpret the Tax Act and any additional guidance issued by the U.S. Treasury Department, the IRS, and other standard-setting bodies, we may make adjustments to the provisional amounts. Those adjustments may materially impact our provision for income taxes and effective tax rate in the period in which the adjustments are made. The accounting for the tax effects of the Tax Act will be completed in 2018.

The Company’s three operating subsidiaries, Harbin Dongxing, Dongxing Online and Harbin Dongrong, are generally subject to PRC enterprise income tax (“EIT”). These three companies are subject to an EIT rate of 25% under China’s Unified Enterprise Income Tax Law (“New Tax Law”).

DONGXING INTERNATIONAL INC.

December 31, 2017 and 2016

Notes To Consolidated Financial Statements

A reconciliation of the provision for income taxes determined at the local income tax rate to the Company’s effective income tax rate is as follows:

	Years ended December 31,
	2017	2016
Pre-tax loss	$(159,184)	$(222,498)
U.S. federal corporate income tax rate	35%	35%
Expected U.S. income tax credit	(55,714)	(77,874)
Tax rate difference between U.S. and foreign operations	15,947	22,524
Change of valuation allowance	39,767	55,350
Effective tax expense	$—	$—

The Company had deferred tax assets as follows:
	December 31,	December 31,
	2017	2016
Net operating losses carried forward	$199,564	$183,324
Less: Valuation allowance	(199,564)	(183,324)
Net deferred tax assets	$—	$—

As of December 31, 2017, the Company has approximately $799,000 net operating loss carryforwards available in China to reduce future taxable income. The net operating loss of Chinese subsidiaries could be carried forward for a period of not more than five years from the year of the initial loss pursuant to relevant PRC tax laws and regulations. It is more likely than not that the deferred tax assets cannot be utilized in the future because there will not be significant future earnings from the entity which generated the net operating loss. Therefore, the Company recorded a full valuation allowance on its deferred tax assets.

As of December 31, 2017 and 2016, the Company has no material unrecognized tax benefits which would favorably affect the effective income tax rate in future periods, and does not believe that there will be any significant increases or decreases of unrecognized tax benefits within the next twelve months. No interest or penalties relating to income tax matters have been imposed on the Company during 2017 or 2016, and no provision for interest and penalties is deemed necessary as of December 31, 2017 and 2016.

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

DONGXING INTERNATIONAL INC.

December 31, 2017 and 2016

Notes To Consolidated Financial Statements

NOTE 10 - STOCK SUBSCRIPTION RECEIVABLE

During the period from May 8, 2012 to November 30, 2015, Mr. Cheng Zhao purchased 6,000,000 ordinary shares from Central Dynamic for a commitment to pay $60,000. During the period from May 8, 2012 to November 30, 2015, 19 shareholders of Central Dynamic acquired 19,000,000 ordinary shares by committing to pay a total of $190,000 to Central Dynamic. On September 30, 2016 those 20 shareholders exchanged their shares of Central Dynamic for 25,000,000 shares of the Company's common stock. Effective as of December 31, 2017, Mr. Cheng Zhao satisfied $50,000 of his payment commitment. The unpaid balance of $200,000 has been recorded as a stock subscription receivable on the consolidated statements of stockholders’ equity (deficiency).

NOTE 11 - COMMITMENT AND CONTINGENCIES

Lease commitments

The Company has entered into office lease agreements with independent parties which expire on April 17, 2018. On December 1, 2017, the Company renewed the lease for another half year from May 1, 2018 to October 31, 2018. The Company’s lease payments are paid annually in advance and has been paid in full as of December 31, 2017.

The Company subleased part of the office space to a third party with annual rent of approximately $17,000. The sublease expires on April 17, 2018. The rental income from sublease was recorded as net of rental expense. Uncollected rent was recorded as rent receivable on the Company's balance sheet. The rental income to be received in 2018 under the noncancelable sublease aggregates approximately $4,700.

The net rental expense was approximately $32,000 for the years ended December 31, 2017 and 2016, respectively.

NOTE 12- SUBSEQUENT EVENT

The Company has evaluated the existence of significant events subsequent to the balance sheet date through the date the financial statements were issued and has determined that there were no subsequent events or transactions which would require recognition or disclosure in the financial statements.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not Applicable

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures. As of December 31, 2017, Cheng Zhao, our Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of the Company’s disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934. Based upon that evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures have the following material weaknesses:

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

Based on his evaluation, Mr. Cheng concluded that the Company’s system of disclosure controls and procedures was not effective as of December 31, 2017 for the purposes described in this paragraph.

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

Management’s Report on Internal Control over Financial Reporting

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934. We have assessed the effectiveness of those internal controls as of December 31, 2017 using the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) Internal Control – Integrated Framework (1992) as a basis for our assessment.

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

Management does not believe that the current level of the Company’s operations warrants a remediation of the weaknesses identified in this assessment. However, because of the above condition, management’s assessment is that the Company’s internal controls over financial reporting were not effective as of December 31, 2017.

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

Dongxing International Inc.

The name of the sole officer and director of Dongxing International Inc., our U.S. parent company, and certain information about him, is set forth below:

Name	Age	Position(s)	Director Since
Cheng Zhao	43	Chairman of the Board, Chief Executive Officer, Chief Financial Officer	2015

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

Harbin Dongxing Energy Saving Technical Service Co., Ltd.

The names of officers of Harbin Dongxing, our operating company, and certain information about them, are set forth below:

Name	Age	Position(s)
Cheng Zhao	43	President
Zhao Zhongnan	48	Finance Manager
Yi Liqiu	45	Engineering Manager

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

Section 16(a) Beneficial Ownership Reporting Compliance

None of the officers, directors or beneficial owners of more than 10% of the Company’s common stock failed to file on a timely basis the reports required by Section 16(a) of the Exchange Act during the year ended December 31, 2017, except that Cheng Zhao has failed to file a Form 3 and a Form 4 when due.

Item 11. Executive Compensation

The following table sets forth all compensation awarded to, earned by, or paid by Dongxing International Inc. and its subsidiaries to its Chief Executive Officer during the past three fiscal years. Andrew Zagorski served as Chief Executive Officer through September 21, 2015, when he was replaced by Cheng Zhao. There was no officer or employee whose compensation for 2017 exceeded $100,000.

	Fiscal Year	Salary	Bonus	Stock Awards	Option Awards	Other Compensation
Cheng Zhao	2017	$11,000	—	—	—	$2,200
	2016	$5,871	—	—	—	$541
	2015	—	—	—	—	—

Andrew Zagorski	2015	—	—	—	—	—

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

Equity Grants

The following tables set forth certain information regarding the stock options acquired by the Company’s Chief Executive Officer during the year ended December 31, 2017 and those options held by him on December 31, 2017.

Option Grants in the Last Fiscal Year

					Potential realizable value at assumed annual rates of appreciation for option term
	Number of securities underlying option granted	Percent of total options granted to employees in fiscal year	Exercise Price ($/share)	Expiration Date	5%	10%
Cheng Zhao	—	—	—	—	—	—

The following tables set forth certain information regarding the stock grants received by the executive officers named in the table above during the year ended December 31, 2017 and held by them unvested at December 31, 2017.

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

Beneficial Owner(1)	Amount and Nature of Beneficial Ownership	Percentage of Class
Cheng Zhao	10,500,000	35.0%
All officers and directors As a group (1 person)	10,500,000	35.0%
____________________________
(1)	The address of each shareholder, unless otherwise noted, is c/o Dongxing International Inc., 3F,No. 26, Hengshan Road, Nangang District, Harbin, Heilongjiang Province, P.R. China

Item 13.   Certain Relationships and Related Transactions and Director Independence

Certain Relationships and Related Transactions

There have been no transactions since the beginning of the 2017 fiscal year, or any currently proposed transaction, in which Dongxing International or any of its subsidiaries was or are to be a participant and the amount involved exceeded or exceeds the lesser of $120,000 or one percent of the average of the total assets of Harbin Dongxing at year-end for the last two completed fiscal years, and in which any related person had or will have a direct or indirect material interest.

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

Audit Fees

Paritz & Company, P.A. billed $36,000 in connection with the audit and reviews of the Company’s financial statements for the year ended December 31, 2017. Paritz & Company, P.A. billed $36,000 in connection with the audit and reviews of the Company’s financial statements for the year ended December 31, 2016. Also included are those services normally provided by the accountant in connection with the Company’s statutory and regulatory filings.

Audit-Related Fees

Paritz & Company, P.A. did not bill the Company for any Audit-Related fees in fiscal 2017. Paritz & Company, P.A. did not bill the Company for any Audit-Related fees in fiscal 2016.

Tax Fees

Paritz & Company, P.A. billed the Company $3,500 in fiscal 2017 for professional services rendered for tax compliance, tax advice and tax planning. Paritz & Company, P.A. did not bill the Company in fiscal 2016 for professional services rendered for tax compliance, tax advice and tax planning.

All Other Fees

Paritz & Company, P.A. did not bill the Company for any other fees in fiscal 2017. Paritz & Company, P.A. did not bill the Company for any other fees in fiscal 2016.

It is the policy of the Company that all services, other than audit, review or attest services, must be pre-approved by the Board of Directors.

Item 15.   Exhibits and Financial Statement Schedules

Exhibits

3.1	Certificate of Incorporation - filed as an exhibit to the Company’s Registration Statement on Form 10 filed on September 8, 2010, and incorporated herein by reference.
3.1(a)	Certificate of Amendment of Certificate of Incorporation dated May 20, 2011 - filed as an exhibit to the Current Report on Form 8-K filed on May 31, 2011, and incorporated herein by reference.
3.1(b)	Certificate of Amendment of Certificate of Incorporation dated December 23, 2013 - filed as an exhibit to the Current Report on Form 8-K filed on December 27, 2013, and incorporated herein by reference.
3.1(c)	Certificate of Amendment of Certificate of Incorporation dated November 19, 2015 - filed as an exhibit to the Current Report on Form 8-K filed on November 20, 2015, and incorporated herein by reference.
3.2	By-laws - filed as an exhibit to the Company’s Registration Statement on Form 10 filed on September 8, 2010, and incorporated herein by reference.
10.1	Exclusive Business Cooperation Agreement dated March 30, 2016 between Harbin Donghui Technology Co., Ltd. and Harbin Dongxing Energy Saving Technical Service Co., Ltd. (1)
10.2	Exclusive Purchase Right Agreement dated March 30, 2016 between Harbin Donghui Technology Co., Ltd., Cheng Zhao, Su Dianli and Harbin Dongxing Energy Saving Technical Service Co., Ltd. (1)
10.3	Pledge of Shares Agreement dated March 30, 2016 between Harbin Donghui Technology Co., Ltd., Cheng Zhao, Su Dianli and Harbin Dongxing Energy Saving Technical Service Co., Ltd. (1)
10.4	Letter of Authority dated March 30, 2016 given by Cheng Zhao to Harbin Donghui Technology Co., Ltd. (1)
10.5	Letter of Consent dated March 30, 2016 given by Ding Xue to Harbin Donghui Technology Co., Ltd. (1)
10.6	Letter of Authority dated March 30, 2016 given by Su Dianli to Harbin Donghui Technology Co., Ltd. (1)
10.7	Letter of Consent dated March 30, 2016 given by Shu Xueli to Harbin Donghui Technology Co., Ltd. (1)
10.8	Form of Distribution Agreement between Harbin Dongxing Online Technology Co., Ltd. and suppliers. (1)
21	Subsidiaries
31	Rule 13a-14(a) Certification
32	Rule 13a-14(b) Certification
101.INS	XBRL Instance
101.SCH	XBRL Schema
101.CAL	XBRL Calculation
101.DEF	XBRL Definition
101.LAB	XBRL Label
101.PRE	XBRL Presentation

______________________________

(1)	Filed as an exhibit to the Current Report on Form 8-K filed on October 14, 2016 and incorporated herein by reference.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dongxing International Inc.
By: /s/ Cheng Zhao Cheng Zhao, Chief Executive Officer

In accordance with the Exchange Act, this Report has been signed below on March 30, 2018 by the following persons, on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Cheng Zhao

Cheng Zhao, Director

Chief Executive Officer, Chief

Financial and Accounting Officer