Form 10-Q
period 2018-03-31
Dongxing International Inc.
filed 2018-05-14
CIK 1500861

U. S. Securities and Exchange Commission

Washington, D. C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

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

May 14, 2018

Common Voting Stock: 30,000,000

1

DONGXING INTERNATIONAL, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE FISCAL QUARTER ENDED MARCH 31, 2018

Dongxing International Inc.
Consolidated Balance Sheets
(Unaudited)

	March 31, 2018	December 31, 2017
ASSETS
Current Assets
Cash	$1,299	$1,644
Accounts receivable, net of allowance of $26,024 and $28,257, respectively	7,616	7,329
Inventories	15,757	15,175
Lease payment receivable-current	—	3,826
Prepaid rent	25,073	32,989
Project in progress	61,219	58,913
Other current assets	2,131	16,169
Total Current Assets	113,095	136,045

Other Assets
Office equipment, net of accumulated depreciation of $9,096 and $8,542, respectively	4,216	2,583
Total Assets	$117,311	$138,628

LIABILITIES AND STOCKHOLDERS' DEFICIENCY
Current Liabilities
Unearned revenue	$—	$28
Due to related parties	332,520	312,057
Advance from customers	61,219	58,913
Accrued expenses and other payables	51,118	52,622
Total Current Liabilities	444,857	423,620
Total Liabilities	444,857	423,620

Stockholders' Deficiency
Preferred stock, $0.0001 par value, 5,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.0001 par value, 250,000,000 shares authorized, 30,000,000 shares issued and outstanding	3,000	3,000
Additional paid-in capital	850,041	850,041
Stock subscription receivable	(200,000)	(200,000)
Accumulated deficit	(905,687)	(876,415)
Accumulated other comprehensive loss	(26,081)	(14,918)
Total Stockholders' Deficiency of Dongxing International Inc.	(278,727)	(238,292)
Non-controlling interest	(48,819)	(46,700)
Total Stockholders' Deficiency	(327,546)	(284,992)
Total Liabilities and Stockholders’ Deficiency	$117,311	$138,628

The accompanying notes are an integral part of these consolidated financial statements.

Dongxing International Inc.
Consolidated Statements of Comprehensive Loss
(Unaudited)

	For the Three Months Ended
	March 31,
	2018	2017
Revenue	$1,396	$353
Cost of revenue	1,083	428
Gross profit (loss)	313	(75)

Operating expenses
Selling, general and administrative expense	31,175	44,532
Total operating expenses	31,175	44,532

Loss from operations	(30,862)	(44,607)

Other income:
Interest income	2	7
Other income	56	28
Total other income	58	35

Loss before income taxes	(30,804)	(44,572)
Income tax provision	—	—
Net loss	(30,804)	(44,572)
Less: Loss attributable to non-controlling interest	(1,532)	(2,220)
Net loss attributable to Dongxing International Inc.	(29,272)	(42,352)

Other comprehensive loss
Foreign currency translation adjustment	(11,750)	(600)
Comprehensive loss	(42,554)	(45,172)
Less: Comprehensive loss attributable to non-controlling interest	(2,119)	(2,250)
Comprehensive loss attributable to Dongxing International Inc.	$(40,435)	$(42,922)

Loss per share - Basic and Diluted	$(0.00)	$(0.00)
Weighted average shares outstanding - Basic and Diluted	30,000,000	30,000,000

The accompanying notes are an integral part of these consolidated financial statements.

Dongxing International Inc.
Consolidated Statements of Cash Flows
(Unaudited)

	For the Three Months Ended
	March 31,
	2018	2017
CASH FLOW FROM OPERATING ACTIVITIES
Net loss	$(30,804)	$(44,572)
Adjustment to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	217	78
Reversal of bad debt provision	(3,300)	—
Change in operating assets and liabilities:
Accounts receivable	3,300	—
Inventory	11	7
Lease payment receivable	3,929	6,317
Prepaid rent	9,098	5,889
Other current assets	14,498	10,010
Unearned revenue	(28)	(353)
Accrued expenses and other payables	(3,521)	(17,208)
Net cash used in operating activities	(6,600)	(39,832)

CASH FLOW FROM INVESTING ACTIVITIES
Purchase of office equipment	(1,731)	—
Net cash used in investing activities	(1,731)	—

CASH FLOW FROM FINANCING ACTIVITIES
Capital contribution	—	6,128
Proceeds from related party loan, net of repayment	7,928	24,304
Net cash provided by financing activities	7,928	30,432

Effect of exchange rate changes on cash	58	86
DECREASE IN CASH	(345)	(9,314)
Cash - beginning of period	1,644	12,924
Cash - ending of period	$1,299	$3,610

Supplement disclosure information
Cash paid for interest	$—	$—
Cash paid for income taxes	$—	$—

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

As a result of the share exchange, the Central Dynamic shareholders became the majority shareholders and have control of the Company. The acquisition of Central Dynamic was accounted for as a reverse merger effected by a share exchange agreement. Dongxing is considered the legal acquirer and Central Dynamic and its subsidiaries is considered the accounting acquirer. Accordingly, the historical financial statements presented are those of Central Dynamic and its subsidiaries.

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

NOTE 2 – GOING CONCERN

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company had a working capital deficit of $331,762 and an accumulated deficit of $905,687 as of March 31, 2018, at which time the Company's stockholders’ deficiency was $327,546. The Company has not generated cash or income from its operation since inception. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Preparation and Consolidation

The accompanying unaudited interim consolidated financial statements (“interim statements”) of the Company have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X issued by the U.S. Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of the Company’s management, the accompanying unaudited interim financial statements contain all the adjustments necessary (consisting only of normal recurring accruals) to present fairly the financial position of the Company as of March 31, 2018 and the results of operations and cash flows for the periods ended March 31, 2018 and 2017. The financial data and other information disclosed in these notes to the interim financial statements related to these periods are unaudited. The results of operations for the three months ended March 31, 2018 are not necessarily indicative of the operating results for the full fiscal year or any future period. The balance sheet as of December 31, 2017 has been derived from the audited financial statements at that date. These unaudited consolidated financial statements should be read in conjunction with the financial statements and related notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017 filed with the SEC on March 30, 2018.

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

The exchange rates used to translate amounts in RMB or HKD into U.S. Dollars for the purposes of preparing the consolidated financial statements are based on the rates as published on the website of People’s Bank of China and are as follows:

DONGXING INTERNATIONAL INC.

Notes To Consolidated Financial Statements (Unaudited)

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

	March 31, 2018	December 31, 2017
Balance sheet items, except for equity accounts	US$1=RMB6.2881	US$1=RMB6.5342
	US$1=HKD7.8474	US$1=HKD7.8170

Three Months Ended March 31
	2018	2017
Items in the statements of comprehensive loss and cash flows	US$1=RMB6.3632	US$1=RMB6.8861
	US$1=HKD7.8278	US$1=HKD7.7607

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

NOTE 4 – OTHER CURRENT ASSETS

Other current assets consist of the following:

	March 31, 2018	December 31, 2017
Bid deposit	$80	$77
Employee advance	1,205	1,557
Other receivables	—	13,215
Other	846	1,320
	$2,131	$16,169

DONGXING INTERNATIONAL INC.

Notes To Consolidated Financial Statements (Unaudited)

NOTE 5 - RELATED PARTY TRANSACTIONS

Due to related parties are non-interest bearing and due on demand. The balance of due to related parties consists of the following:

	Notes	March 31, 2018	December 31, 2017
Stockholders
Cheng,Zhao	(1)	$246,677	$222,682
Jufang,Yang	(3)	7,952	7,652
Other related parties
Harbin Dongke Optronics Science and Technology Co., Ltd. ("Dongke")	(2)	77,891	81,723
Total due to related parties		$332,520	$312,057

(1)       Mr. Cheng Zhao is the Company's CEO and a stockholder. During the three months ended March 31, 2018 and 2017, Mr. Cheng advance $14,875 and $29,044 to the Company.

(2)       Dongke is a company organized in China. Mr. Cheng Zhao, stockholder and Chief Executive Officer of the Company, was the president of Dongke until 2015. During the three months ended March 31, 2018 and 2017, the Company made repayment of $6,946 and $4,740 to Dongke.

(3)       Ms. Jufang Yang is a stockholder of the Company.

NOTE 6 - ACCRUED EXPENSES AND OTHER PAYABLES

Accrued expenses and other payables consisted of the following:

	March 31, 2018	December 31, 2017
Accrued expenses	$20,509	$24,180
Tax payable	(44)	717
Deposit payable	27,115	26,093
Others	3,538	1,632
	$51,118	$52,622

NOTE 7 - STOCKHOLDERS’ DEFICIENCY

During the three months ended March 31, 2018 and 2017, Mr. Cheng Zhao, the Company CEO and a stockholder, made capital contribution to the Company of $nil and $6,128, respectively.

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

A reconciliation of the provision for income taxes determined at the local income tax rate to the Company’s effective income tax rate is as follows:

	Three Months ended March 31,
	2018	2017
Pre-tax loss	$(30,804)	$(44,572)
U.S. federal corporate income tax rate	21%	35%
Expected U.S. income tax credit	(6,469)	(15,600)
Tax rate difference between U.S. and foreign operations	(1,226)	4,464
Change of valuation allowance	7,695	11,136
Effective tax expense	$—	$—

The Company had deferred tax assets as follows:
	March 31,	December 31,
	2018	2017
Net operating losses carried forward	$202,637	$199,564
Less: Valuation allowance	(202,637)	(199,564)
Net deferred tax assets	$—	$—

As of March 31, 2018, the Company has approximately $812,000 net operating loss carryforwards available in China and HK SAR to reduce future taxable income. The net operating loss of Chinese subsidiaries could be carried forward for a period of not more than five years from the year of the initial loss pursuant to relevant PRC tax laws and regulations. The net operating loss from Hong Kong operations can be carried forward with no time limit from the year of the initial loss pursuant to relevant Hong Kong tax laws and regulations. It is more likely than not that the deferred tax assets cannot be utilized in the future because there will not be significant future earnings from the entity which generated the net operating loss. Therefore, the Company recorded a full valuation allowance on its deferred tax assets.

As of March 31, 2018 and December 31, 2017, the Company has no material unrecognized tax benefits which would favorably affect the effective income tax rate in future periods, and does not believe that there will be any significant increases or decreases of unrecognized tax benefits within the next twelve months. No interest or penalties relating to income tax matters have been imposed on the Company during the three months ended March 31, 2018 and 2017, and no provision for interest and penalties is deemed necessary as of March 31, 2018 and December 31, 2017.

DONGXING INTERNATIONAL INC.

Notes To Consolidated Financial Statements (Unaudited)

NOTE 8 - INCOME TAXES (continued)

According to the PRC Tax Administration and Collection Law, the statute of limitations is three years if the underpayment of taxes is due to computational errors made by the taxpayer or its withholding agent. The statute of limitations extends to five years under special circumstances, which are not clearly defined. In the case of a related party transaction, the statute of limitation is ten years. There is no statute of limitations in the case of tax evasion.

The U.S. Tax Cuts and Jobs Act (Tax Act) was enacted on December 22, 2017 and introduces significant changes to U.S. income tax law. Effective in 2018, the Tax Act reduces the U.S. statutory tax rate from 35% to 21% and creates new taxes on certain foreign-sourced earnings and certain related-party payments, which are referred to as the global intangible low-taxed income tax and the base erosion tax, respectively. The Tax Act requires the Company to pay U.S. income taxes on accumulated foreign subsidiary earnings not previously subject to U.S. income tax at a rate of 15.5% to the extent of foreign cash and certain other net current assets and 8% on the remaining earnings. Due to the timing of the enactment and the complexity involved in applying the provisions of the Tax Act, the Company has not recorded any adjustments according to Tax Act. As the Company collects and prepares necessary data, and interprets the Tax Act and any additional guidance issued by the U.S. Treasury Department, the IRS, and other standard-setting bodies, the Company may make adjustments to the provisional amounts. The accounting for the tax effects of the Tax Act will be completed in 2018.

Since the Company’s foreign subsidiaries have not generated income since inception, the Company believes that Tax Act will not have significant impact on the Company’s consolidated financial statements.

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

Business of the Company

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

Results of Operations

The business of Harbin Dongxing at this time consists entirely of installation of lighting products, primarily in new construction projects. For the future, we expect that online sales by Dongxing Online, a subsidiary of Harbin Dongxing, will produce the greater portion of our revenue. But those sales will not commence until we launch operations of the Mengqiao Plarform.

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

During the first quarter of 2018 our attention was primarily focused on development of the Mengqiao Platform. As a result, sales revenue during the first quarter of 2018 totaled only $1,396, a modest increase from sales of $353 during the first quarter of 2017. Sales in both periods were recorded on our energy management contracts ("EMC"). These are arrangements in which we install lighting products in exchange for a share of the ongoing profits realized by our customers. EMC sales are recorded as sales-type leases, with the present value of the contracted lease payments recorded on our balance sheet as lease payment receivables and the balance of the contracted lease payments recorded as unearned revenue. Through the term of the EMC contract, as payments are made by the customer, the unearned revenue is amortized and recorded as sales revenue. In 2017 we had two EMC arrangements amortizing in this fashion, one of which terminated at the end of 2017 and the other terminated in February 2018.

Our operating expenses of $31,175 and $44,532 for the three months ended March 31, 2018 and 2017, respectively, were comprised, primarily, of professional expenses, salaries and office rent. Our labor cost is high, relative to revenue, because the majority of our employees are engaged in developing our online platform.

After taking into account our interest expense (net of interest income) and miscellaneous other income, we recorded net loss of $30,804 and $44,572 for the three months ended March 31, 2018 and 2017, respectively. Our VIE agreements, however, assign to Harbin Donghui only 95% of the profit or loss reported by Harbin Dongxing. For that reason, we reduced the net loss on the Dongxing International consolidated statements by an allocation to non-controlling interest. After that allocation, the net loss attributable to the shareholders of Dongxing International Inc. was $29,272 ($0.00 per share) for the first quarter of 2018 and $42,352 ($0.00 per share) for the first quarter of 2017. We expect to continue to incur losses until our online marketing business is launched, as we are paying the expenses of that business without any offsetting revenue.

Our reporting currency is the U.S. dollar. Our local currency, the Renminbi (RMB), is our functional currency. Results of operations and cash flow are translated at average exchange rates during the period being reported upon, and assets and liabilities are translated at the unified exchange rate as quoted by the People’s Bank of China on the balance sheet date. Translation adjustments resulting from this process are included in accumulated other comprehensive income in the statements of stockholders’ equity. Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the results of operations as incurred. For the three months ended March 31, 2018 foreign currency translation adjustments yielded other comprehensive loss of $11,750, while such adjustments during the three months ended March 31, 2017 yielded other comprehensive loss of $600, in each case prior to the allocation of other comprehensive loss to the non-controlling interest.

Liquidity and Capital Resources

The development of our company has been funded primarily by contributions to capital and loans from our equity-holders. As a result, at March 31, 2018 we had no debt other than $332,520 owed to related parties. This included $77,891 owed to Harbin Dongke Optronics Science and Technology Co., Ltd., representing lighting products sold to Harbin Dongrong in 2013 for a project that is not yet completed. The debt became consolidated with our balance sheet when our Chairman, Cheng Zhao, contributed Harbin Dongrong to Harbin Dongxing. A payment of $6,946 in reduction of the debt was made during the first quarter of 2018, and the remainder will be satisfied when the project is completed, Harbin Dongrong is paid, and in turn Harbin Dongrong pays Harbin Dongke. Cheng Zhao was the General Manager of Harbin Dongke until the end of 2015.

At March 31, 2018 we had a working capital deficit of $(331,762), an increase in the deficit of $44,187 during the first quarter of 2018. Our company is viable despite the working capital deficit because the amount we owe to related parties exceeds the deficit, and we will not be required to satisfy the related party debts until we have sufficient cash flow.

Our operations used $6,600 in cash during the three months ended March 31, 2018 and $39,832 in cash during the three months ended March 31, 2017. Our use of cash during the three months ended March 31, 2018 was less than our net loss primarily due to our collection of an other receivable in the amount of $13,215 and our amortization of prepaid rent during the quarter.

The $6,600 cash used in operations during the three months ended March 31, 2018 was funded by loans from related parties totaling $7,928. Cash used in operations during the three months ended March 31, 2017 was funded by loans from related parties, supplemented by a capital contribution of $6,128. From time to time we have taken short-term loans from a Chinese bank, but the balance of that loan was fully satisfied by a payment of $30,110 early in 2016.

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

Restrictions on Transfers of Funds

 The VIE Agreements among Harbin Donghui and the Harbin Dongxing Shareholders provide that Harbin Donghui is entitled to 95% of the net profits (and will bear all losses) arising from Harbin Dongxing’s operations plus a monthly fee of RMB 10,000 ($1,590).  The VIE Agreements also entitle Harbin Donghui to manage the operations and control the cash flows of Harbin Dongxing.   Although Harbin Donghui is entitled to Harbin Dongxing’s profits, any distributions of such profits from Harbin Donghui to our U.S. parent company must comply with applicable Chinese laws affecting payments from foreign invested enterprises incorporated in China to their equity holders.

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

 Under PRC regulations, the Company’s operating subsidiary, Harbin Dongxing, may pay dividends only out of its accumulated profits, if any, determined in accordance with the accounting standards and regulations prevailing in the PRC. In addition, Harbin Dongxing is required to set aside at least 10% of its accumulated profits each year, if any, to fund the statutory general reserve until the balance of the reserve reaches 50% of its registered capital. The amount in excess of 10% of accumulated profits that may be contributed to the statutory general reserve is at Harbin Dongxing’s discretion. The statutory general reserve is not distributable in the form of cash dividends to the Company and can be used to make up cumulative prior year losses, if any, and may be converted into share capital by the issue of new shares to shareholders in proportion to their existing shareholdings, or by increasing the par value of the shares currently held by them, provided that the reserve balance after such use is not less than 25% of the registered capital.  As of March 31, 2018, no amount has been appropriated from retained earnings and set aside for the statutory reserve by Harbin Dongxing. There remains approximately 2,500,000 RMB ($397,576) to be appropriated from our future profits and set aside for the statutory reserve until we have satisfied the reserve requirement.

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

Evaluation of Disclosure Controls and Procedures. As of March 31, 2018, Cheng Zhao, our Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of the Company’s disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934. Based upon that evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures have the following material weaknesses:

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

Based on his evaluation, Mr. Cheng concluded that the Company’s system of disclosure controls and procedures was not effective as of March 31, 2018 for the purposes described in this paragraph.

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
There have been no material changes from the risk factors included in the Annual Report on Form 10-K for the year ended December 31, 2017.

Item 2	Unregistered Sale of Securities and Use of Proceeds
(a) Unregistered sales of equity securities
There were no unregistered sales of equity securities by the Company during the first quarter of fiscal 2018.

(c) Purchases of equity securities
The Company did not repurchase any of its equity securities that were registered under Section 12 of the Securities Exchange Act during the first quarter of fiscal 2018.

Item 3.	Defaults Upon Senior Securities.
None.

Item 4.	Mine Safety Disclosures.
Not Applicable.

Item 5.	Other Information.
None.

Item 6.	Exhibits

31	Rule 13a-14(a) Certification
32	13a-14(b) Certification
101.INS	XBRL Instance
101.SCH	XBRL Schema
101.CAL	XBRL Calculation
101.DEF	XBRL Definition
101.LAB	XBRL Label
101.PRE	XBRL Presentation

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

DONGXING INTERNATIONAL INC.
Date: May 14, 2018	By: /s/ Cheng Zhao
Cheng Zhao Chief Executive Officer and Chief Financial Officer

