Form 10-Q
period 2018-06-30
Dongxing International Inc.
filed 2018-08-14
CIK 1500861

U. S. Securities and Exchange Commission

Washington, D. C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

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

August 14, 2018

Common Voting Stock: 30,000,000

1

DONGXING INTERNATIONAL, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE FISCAL QUARTER ENDED JUNE 30, 2018

2

Dongxing International Inc.
Consolidated Balance Sheets
(Unaudited)

	June 30, 2018	December 31, 2017
ASSETS
Current Assets
Cash	$1,040	$1,644
Accounts receivable, net of allowance of $23,220 and $28,257, respectively	7,238	7,329
Inventories	14,971	15,175
Lease payment receivable-current	—	3,826
Prepaid rent	13,904	32,989
Project in progress	58,180	58,913
Other current assets	4,135	16,169
Total Current Assets	99,468	136,045

Other Assets
Office equipment, net of accumulated depreciation of $9,085 and $8,542, respectively	3,566	2,583
Total Assets	$103,034	$138,628

LIABILITIES AND STOCKHOLDERS' DEFICIENCY
Current Liabilities
Unearned revenue	$—	$28
Due to related parties	337,028	312,057
Advance from customers	58,180	58,913
Accrued expenses and other payables	54,531	52,622
Total Current Liabilities	449,739	423,620
Total Liabilities	449,739	423,620

Stockholders' Deficiency
Preferred stock, $0.0001 par value, 5,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.0001 par value, 250,000,000 shares authorized, 30,000,000 shares issued and outstanding	3,000	3,000
Additional paid-in capital	850,041	850,041
Stock subscription receivable	(190,000)	(200,000)
Accumulated deficit	(950,722)	(876,415)
Accumulated other comprehensive loss	(8,747)	(14,918)
Total Stockholders' Deficiency of Dongxing International Inc.	(296,428)	(238,292)
Non-controlling interest	(50,277)	(46,700)
Total Stockholders' Deficiency	(346,705)	(284,992)
Total Liabilities and Stockholders’ Deficiency	$103,034	$138,628

The accompanying notes are an integral part of these consolidated financial statements.

Dongxing International Inc.
Consolidated Statements of Comprehensive Loss
(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Revenue	$—	$409	$1,396	$762
Cost of revenue	—	93	1,083	521
Gross profit	—	316	313	241

Operating expenses
Selling, general and administrative expense	47,406	51,713	78,581	96,245
Total operating expenses	47,406	51,713	78,581	96,245

Loss from operations	(47,406)	(51,397)	(78,268)	(96,004)

Other income:
Interest income	2	3	4	10
Subsidy income	—	13,847	—	13,847
Other income	—	34	56	62
Total other income	2	13,884	60	13,919

Loss before provision for income tax	(47,404)	(37,513)	(78,208)	(82,085)
Provision for income tax	—	—	—	—
Net loss	(47,404)	(37,513)	(78,208)	(82,085)
Less: Loss attributable to non-controlling interest	(2,369)	(1,869)	(3,901)	(4,089)
Net loss attributable to Dongxing International Inc.	(45,035)	(35,644)	(74,307)	(77,996)

Other comprehensive income (loss)
Foreign currency translation adjustment	18,245	(3,253)	6,495	(3,853)
Comprehensive loss	(29,159)	(40,766)	(71,713)	(85,938)
Less: Comprehensive loss attributable to non-controlling interest	(1,458)	(2,031)	(3,577)	(4,281)
Comprehensive loss attributable to Dongxing International Inc.	$(27,701)	$(38,735)	$(68,136)	$(81,657)

Loss per share - Basic and Diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)
Weighted average shares outstanding - Basic and Diluted	30,000,000	30,000,000	30,000,000	30,000,000

The accompanying notes are an integral part of these consolidated financial statements.

Dongxing International Inc.
Consolidated Statements of Cash Flows
(Unaudited)

	For the Six Months Ended
	June 30,
	2018	2017
CASH FLOW FROM OPERATING ACTIVITIES
Net loss	$(78,208)	$(82,085)
Adjustment to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	675	157
Reversal of bad debt provision	(4,866)	—
Change in operating assets and liabilities:
Accounts receivable	4,866	—
Inventory	16	7
Lease payment receivable	3,924	12,681
Prepaid rent	19,393	(18,219)
Other current assets	12,289	16,741
Unearned revenue	(28)	(621)
Accrued expenses and other payables	2,663	(26,418)
Net cash used in operating activities	(39,276)	(97,757)

CASH FLOW FROM INVESTING ACTIVITIES
Purchase of office equipment	(1,728)	—
Net cash used in investing activities	(1,728)	—

CASH FLOW FROM FINANCING ACTIVITIES
Capital contribution	—	21,208
Proceeds from related party loan, net of repayment	40,015	66,328
Net cash provided by financing activities	40,015	87,536

Effect of exchange rate changes on cash	385	169
DECREASE IN CASH	(604)	(10,052)
Cash - beginning of period	1,644	12,924
Cash - end of period	$1,040	$2,872

Supplement disclosure information
Cash paid for interest	$—	$—
Cash paid for income taxes	$—	$—

Non-cash financing activities
Subscription received by conversion of related party loan	$10,000	$—

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

DONGXING INTERNATIONAL INC.

Notes To Consolidated Financial Statements (Unaudited)

NOTE 2 – GOING CONCERN

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company had a working capital deficit of $350,271 and an accumulated deficit of $950,722 as of June 30, 2018, at which time the Company's stockholders’ deficiency was $296,428. The Company has not generated cash or income from its operation since inception. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Preparation and Consolidation

The accompanying unaudited interim consolidated financial statements (“interim statements”) of the Company have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X issued by the U.S. Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of the Company’s management, the accompanying unaudited interim financial statements contain all the adjustments necessary (consisting only of normal recurring accruals) to present fairly the financial position of the Company as of June 30, 2018 and the results of operations and cash flows for the periods ended June 30, 2018 and 2017. The financial data and other information disclosed in these notes to the interim financial statements related to these periods are unaudited. The results of operations for the three and six months ended June 30, 2018 are not necessarily indicative of the operating results for the full fiscal year or any future period. The balance sheet as of December 31, 2017 has been derived from the audited financial statements at that date. These unaudited consolidated financial statements should be read in conjunction with the financial statements and related notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017 filed with the SEC on March 30, 2018.

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

DONGXING INTERNATIONAL INC.

Notes To Consolidated Financial Statements (Unaudited)

The exchange rates used to translate amounts in RMB or HKD into U.S. Dollars for the purposes of preparing the consolidated financial statements are based on the rates as published on the website of People’s Bank of China and are as follows:

	June 30, 2018	December 31, 2017
Balance sheet items, except for equity accounts	US$1=RMB 6.6166	US$1=RMB6.5342
	US$1=HKD7.8479	US$1=HKD7.8170

Six Months Ended June 30
	2018	2017
Items in the statements of comprehensive loss and cash flows	US$1=RMB 6.3711	US$1=RMB6.8607
	US$1=HKD 7.8380	US$1=HKD7.8122

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

NOTE 4 – OTHER CURRENT ASSETS

Other current assets consist of the following:

	June 30, 2018	December 31, 2017
Bid deposit	$76	$77
Employee advance	2,785	1,557
Other receivables	—	13,215
Other	1,274	1,320
	$4,135	$16,169

DONGXING INTERNATIONAL INC.

Notes To Consolidated Financial Statements (Unaudited)

NOTE 5 - RELATED PARTY TRANSACTIONS

Due to related parties are non-interest bearing and due on demand. The balance of due to related parties consists of the following:

	Notes	June 30, 2018	December 31, 2017
Stockholders
Cheng,Zhao	(1)	$259,300	$222,682
Jufang,Yang	(3)	7,557	7,652
Other related parties
Harbin Dongke Optronics Science and Technology Co., Ltd. ("Dongke")	(2)	70,171	81,723
Total due to related parties		$337,028	$312,057

(1)       Mr. Cheng Zhao is the Company's CEO and a stockholder. During the six months ended June 30, 2018 and 2017, Mr. Cheng advance $50,955 and $100,719 to the Company. During the six months ended June 30, 2018, Mr. Cheng agreed to reduce the Company's obligation by $10,000 in satisfaction of Mr. Cheng's stock subscription in that amount. (See Note 9)

(2)       Dongke is a company organized in China. Mr. Cheng Zhao, stockholder and Chief Executive Officer of the Company, was the president of Dongke until 2015. During the six months ended June 30, 2018 and 2017, the Company made repayment of $10,940 and $34,391 to Dongke.

(3)       Ms. Jufang Yang is a stockholder of the Company.

NOTE 6 - ACCRUED EXPENSES AND OTHER PAYABLES

Accrued expenses and other payables consisted of the following:

	June 30, 2018	December 31, 2017
Accrued expenses	$25,350	$24,180
Tax payable	(55)	717
Deposit payable	25,769	26,093
Others	3,467	1,632
	$54,531	$52,622

NOTE 7 - STOCKHOLDERS’ DEFICIENCY

During the six months ended June 30, 2018 and 2017, Mr. Cheng Zhao, the Company CEO and a stockholder, made capital contribution to the Company of $0 and $21,208, respectively.

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

A reconciliation of the provision for income taxes determined at the U.S. statutory rate to the Company’s effective income tax rate is as follows:

	Six Months Ended
	June 30,
	2018	2017
Pre-tax loss	$(78,208)	$(82,085)
U.S. federal corporate income tax rate	21%	35%
Expected U.S. income tax credit	(16,424)	(28,729)
Tax rate difference between U.S. and foreign operations	(3,121)	8,221
Change of valuation allowance	19,545	20,508
Effective tax expense	$—	$—

The Company had deferred tax assets as follows:

	June 30, 2018	December 31, 2017
Net operating losses carried forward	$209,865	$199,564
Less: Valuation allowance	(209,865)	(199,564)
Net deferred tax assets	$—	$—

As of June 30, 2018, the Company has approximately $841,000 net operating loss carryforwards available in China and HK SAR to reduce future taxable income. The net operating loss of Chinese subsidiaries could be carried forward for a period of not more than five years from the year of the initial loss pursuant to relevant PRC tax laws and regulations. The net operating loss from Hong Kong operations can be carried forward with no time limit from the year of the initial loss pursuant to relevant Hong Kong tax laws and regulations. It is more likely than not that the deferred tax assets cannot be utilized in the future because there will not be significant future earnings from the entity which generated the net operating loss. Therefore, the Company recorded a full valuation allowance on its deferred tax assets.

As of June 30, 2018 and December 31, 2017, the Company has no material unrecognized tax benefits which would favorably affect the effective income tax rate in future periods, and does not believe that there will be any significant increases or decreases of unrecognized tax benefits within the next twelve months. No interest or penalties relating to income tax matters have been imposed on the Company during the six months ended June 30, 2018 and 2017, and no provision for interest and penalties is deemed necessary as of June 30, 2018 and December 31, 2017.

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

NOTE 9 - STOCK SUBSCRIPTION RECEIVABLE

During the period from May 8, 2012 to November 30, 2015, Mr. Cheng Zhao purchased 6,000,000 ordinary shares from Central Dynamic for a commitment to pay $60,000. During the period from May 8, 2012 to November 30, 2015, 19 shareholders of Central Dynamic acquired 19,000,000 ordinary shares by committing to pay a total of $190,000 to Central Dynamic. On September 30, 2016, those 20 shareholders exchanged their shares of Central Dynamic for 25,000,000 shares of the Company's common stock. Effective as of June 30, 2018, Mr. Cheng Zhao satisfied $60,000 of his payment commitment in full. The unpaid balance of $190,000 has been recorded as a stock subscription receivable on the consolidated statements of stockholders’ deficiency.

NOTE 10 - SUBSEQUENT EVENT

On August 9, 2018 the Company filed a Certificate of Amendment of Certificate of Incorporation. The Amendment effected a 1-for-2,000,000 reverse split of the Company's common stock. The Amendment further provided that any fractional shares resulting from the reverse split will be purchased by the Company for a price based on Ten Cents ($.10) per full share, upon delivery of the stock certificate to the Company's transfer agent. The effect of the reverse split was that 10,000,000 shares previously held by Cheng Zhao were reduced to five shares, and the remaining 20,000,000 shares previously held by the shareholders of the Company were eliminated. At the same time, the Company has cancelled the $190,000 subscription receivable that related to a portion of those 20,000,000 shares.

The Amendment further provided that after giving effect to the reverse split, a 6,000,000-for-1 forward split of the common stock was implemented. The effect of the forward split was to increase the number of shares held by Cheng Zhao to 30,000,000.

The Company has evaluated the existence of significant events subsequent to the balance sheet date through the date the financial statements were issued and has determined that, except as set forth in the preceding two paragraphs, there were no subsequent events or transactions which would require recognition or disclosure in the financial statements.

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

Results of Operations

To this date, the business of Harbin Dongxing has consisted entirely of installation of lighting products, primarily in new construction projects. For the future, we expect that online sales by Dongxing Online, a subsidiary of Harbin Dongxing, will produce the greater portion of our revenue. But those sales will not commence until we launch operations of the Mengqiao Plarform. During the second quarter of 2018, however, we suspended our installation business in order to give our full attention to the development of the Mengqiao Platform and the initiation of the business of Dongxing Online. For that reason, we recorded no sales during the second quarter of 2018.

Sales revenue during the first six months of 2018 totaled only $1,396, a modest increase from sales of $762 during the first six months of 2017. Sales in both periods were recorded on our energy management contracts ("EMC"). These are arrangements in which we install lighting products in exchange for a share of the ongoing profits realized by our customers. EMC sales are recorded as sales-type leases, with the present value of the contracted lease payments recorded on our balance sheet as lease payment receivables and the balance of the contracted lease payments recorded as unearned revenue. Through the term of the EMC contract, as payments are made by the customer, the unearned revenue is amortized and recorded as sales revenue. In 2017 we had two EMC arrangements amortizing in this fashion, one of which terminated at the end of 2017 and the other terminated in February 2018.

Our operating expenses of $47,406 and $51,713 for the three months ended June 30, 2018 and 2017, as well as $78,581 and $96,245 for the six months ended June 30, 2018 and 2017, respectively, were comprised, primarily, of professional expenses, salaries and office rent. Our labor cost is high, relative to revenue, because the majority of our employees are engaged in developing our online platform.

After taking into account our interest expense (net of interest income) and miscellaneous other income, we recorded net loss of $47,404 and $37,513 for the three months ended June 30, 2018 and 2017, and $78,208 and $82,085 for the six months ended June 30, 2018 and 2017, respectively. Our VIE agreements, however, assign to Harbin Donghui only 95% of the profit or loss reported by Harbin Dongxing. For that reason, we reduced the net loss on the Dongxing International consolidated statements by an allocation to non-controlling interest. After that allocation, the net loss attributable to the shareholders of Dongxing International Inc. was $45,035 ($0.00 per share) for the second quarter of 2018 and $35,644 ($0.00 per share) for the second quarter of 2017. For the first six months of 2018 and 2017, our net loss attributable to the shareholders of Dongxing International Inc. was $74,307 and $77,996, respectively. We expect to continue to incur losses until our online marketing business is launched, as we are paying the expenses of that business without any offsetting revenue.

Our reporting currency is the U.S. dollar. Our local currency, the Renminbi (RMB), is our functional currency. Results of operations and cash flow are translated at average exchange rates during the period being reported upon, and assets and liabilities are translated at the unified exchange rate as quoted by the People’s Bank of China on the balance sheet date. Translation adjustments resulting from this process are included in accumulated other comprehensive income in the statements of stockholders’ equity. Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the results of operations as incurred. For the six months ended June 30, 2018 foreign currency translation adjustments yielded other comprehensive income of $6,495, while such adjustments during the six months ended June 30, 2017 yielded other comprehensive loss of $3,853, in each case prior to the allocation of other comprehensive income (loss) to the non-controlling interest.

Liquidity and Capital Resources

The development of our company has been funded primarily by contributions to capital and loans from our equity-holders. As a result, at June 30, 2018 we had no debt other than $337,028 owed to related parties. This included $70,171 owed to Harbin Dongke Optronics Science and Technology Co., Ltd., representing lighting products sold to Harbin Dongrong in 2013 for a project that is not yet completed. The debt became consolidated with our balance sheet when our Chairman, Cheng Zhao, contributed Harbin Dongrong to Harbin Dongxing. Payments totaling $10,940 in reduction of the debt were made during the first six months of 2018, and the remainder will be satisfied when the project is completed, Harbin Dongrong is paid, and in turn Harbin Dongrong pays Harbin Dongke. Cheng Zhao was the General Manager of Harbin Dongke until the end of 2015.

At June 30, 2018 we had a working capital deficit of $(350,271), an increase in the deficit of $62,696 during the six months of 2018. Our company is viable despite the working capital deficit because the amount we owe to related parties nearly equals the deficit, and we will not be required to satisfy the related party debts until we have sufficient cash flow.

Our operations used $39,276 in cash during the six months ended June 30, 2018 and $97,757 in cash during the six months ended June 30, 2017. Our use of cash during the six months ended June 30, 2018 was less than our net loss primarily due to our collection of an other receivable in the amount of $12,289 and our amortization of prepaid rent during the quarter.

The $39,276 cash used in operations during the six months ended June 30, 2018 was funded by loans from related parties totaling $40,415. Cash used in operations during the six months ended June 30, 2017 was funded by loans from related parties, supplemented by a capital contribution of $21,208. From time to time we have taken short-term loans from a Chinese bank, but the balance of that loan was fully satisfied by a payment of $30,110 early in 2016.

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

Restrictions on Transfers of Funds

The VIE Agreements among Harbin Donghui and the Harbin Dongxing Shareholders provide that Harbin Donghui is entitled to 95% of the net profits (and will bear all losses) arising from Harbin Dongxing’s operations plus a monthly fee of RMB 10,000 ($1,511).  The VIE Agreements also entitle Harbin Donghui to manage the operations and control the cash flows of Harbin Dongxing.   Although Harbin Donghui is entitled to Harbin Dongxing’s profits, any distributions of such profits from Harbin Donghui to our U.S. parent company must comply with applicable Chinese laws affecting payments from foreign invested enterprises incorporated in China to their equity holders.

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

Under PRC regulations, the Company’s operating subsidiary, Harbin Dongxing, may pay dividends only out of its accumulated profits, if any, determined in accordance with the accounting standards and regulations prevailing in the PRC. In addition, Harbin Dongxing is required to set aside at least 10% of its accumulated profits each year, if any, to fund the statutory general reserve until the balance of the reserve reaches 50% of its registered capital. The amount in excess of 10% of accumulated profits that may be contributed to the statutory general reserve is at Harbin Dongxing’s discretion. The statutory general reserve is not distributable in the form of cash dividends to the Company and can be used to make up cumulative prior year losses, if any, and may be converted into share capital by the issue of new shares to shareholders in proportion to their existing shareholdings, or by increasing the par value of the shares currently held by them, provided that the reserve balance after such use is not less than 25% of the registered capital.  As of June 30, 2018, no amount has been appropriated from retained earnings and set aside for the statutory reserve by Harbin Dongxing. There remains approximately 2,500,000 RMB ($377,838) to be appropriated from our future profits and set aside for the statutory reserve until we have satisfied the reserve requirement.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition or results of operations.

Recent Accounting Pronouncements

There were no recent accounting pronouncements that have or will have a material effect on the Company’s financial position or results of operations.

ITEM 3.       QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4.       CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures. As of June 30, 2018, Cheng Zhao, our Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of the Company’s disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934. Based upon that evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures have the following material weaknesses:

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

Based on his evaluation, Mr. Cheng concluded that the Company’s system of disclosure controls and procedures was not effective as of June 30, 2018 for the purposes described in this paragraph.

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
(a) Unregistered sales of equity securities
There were no unregistered sales of equity securities by the Company during the second quarter of fiscal 2018.

(c) Purchases of equity securities
The Company did not repurchase any of its equity securities that were registered under Section 12 of the Securities Exchange Act during the second quarter of fiscal 2018.

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

DONGXING INTERNATIONAL INC.
Date: August 14, 2018	By: /s/ Cheng Zhao
Cheng Zhao Chief Executive Officer and Chief Financial Officer

