Form 10-Q
period 2018-09-30
Dongxing International Inc.
filed 2018-11-13
CIK 1500861

U. S. Securities and Exchange Commission

Washington, D. C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

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

November 13, 2018

Common Voting Stock: 30,000,000

DONGXING INTERNATIONAL, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE FISCAL QUARTER ENDED SEPTEMBER 30, 2018

Dongxing International Inc.
Consolidated Balance Sheets
(Unaudited)

	September 30, 2018	December 31, 2017
ASSETS
Current Assets
Cash	$2,179	$1,644
Accounts receivable, net of allowance of $20,008 and $28,257, respectively	6,962	7,329
Inventories	14,872	15,175
Lease payment receivable - current	—	3,826
Prepaid rent	3,343	32,989
Project in progress	55,959	58,913
Other current assets	2,191	16,169
Total Current Assets	85,506	136,045

Other Assets
Office equipment, net of accumulated depreciation of $9,093 and $8,542, respectively	3,075	2,583
Total Assets	$88,581	$138,628

LIABILITIES AND STOCKHOLDERS' DEFICIENCY
Current Liabilities
Due to related parties	$396,611	$312,057
Advance from customers	55,959	58,913
Accrued expenses and other payables	38,768	52,650
Total Current Liabilities	491,338	423,620
Total Liabilities	491,338	423,620

Stockholders' Deficiency
Preferred stock, $0.0001 par value, 5,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.0001 par value, 250,000,000 shares authorized, 30,000,000 shares issued and outstanding	3,000	3,000
Additional paid-in capital	660,041	850,041
Stock subscription receivable	—	(200,000)
Accumulated deficit	(1,018,704)	(876,415)
Accumulated other comprehensive income (loss)	5,985	(14,918)
Total Stockholders' Deficiency of Dongxing International Inc.	(349,678)	(238,292)
Non-controlling interest	(53,079)	(46,700)
Total Stockholders' Deficiency	(402,757)	(284,992)
Total Liabilities and Stockholders’ Deficiency	$88,581	$138,628

The accompanying notes are an integral part of these consolidated financial statements.

Dongxing International Inc.
Consolidated Statements of Comprehensive Loss
(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Revenue	$1,029	$762	$2,425	$1,524
Cost of revenue	—	—	1,083	521
Gross profit	1,029	762	1,342	1,003

Operating expenses
Selling, general and administrative expense	72,620	39,209	151,201	135,454
Total operating expenses	72,620	39,209	151,201	135,454

Loss from operations	(71,591)	(38,447)	(149,859)	(134,451)

Other income:
Interest income	1	2	5	12
Subsidy income	—	—	—	13,847
Other income	30	30	86	92
Total other income	31	32	91	13,951

Loss before provision for income tax	(71,560)	(38,415)	(149,768)	(120,500)
Provision for income tax	—	—	—	—
Net loss	(71,560)	(38,415)	(149,768)	(120,500)
Less: Loss attributable to non-controlling interest	(3,578)	(1,916)	(7,479)	(6,005)
Net loss attributable to Dongxing International Inc.	(67,982)	(36,499)	(142,289)	(114,495)

Other comprehensive income (loss)
Foreign currency translation adjustment	15,508	(4,570)	22,003	(8,423)
Comprehensive loss	(56,052)	(42,985)	(127,765)	(128,923)
Less: Comprehensive loss attributable to non-controlling interest	(2,802)	(2,145)	(6,379)	(6,426)
Comprehensive loss attributable to Dongxing International Inc.	$(53,250)	$(40,840)	$(121,386)	$(122,497)

Loss per share - Basic and Diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)
Weighted average shares outstanding - Basic and Diluted	30,000,000	30,000,000	30,000,000	30,000,000

The accompanying notes are an integral part of these consolidated financial statements.

Dongxing International Inc.
Consolidated Statements of Cash Flows
(Unaudited)

	For the Nine Months Ended
	September 30,
	2018	2017
CASH FLOW FROM OPERATING ACTIVITIES
Net loss	$(149,768)	$(120,500)
Adjustment to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,033	238
Reversal of bad debt provision	(7,209)	—
Change in operating assets and liabilities:
Accounts receivable	7,209	52
Inventory	(484)	(611)
Lease payment receivable	3,835	18,608
Prepaid rent	29,535	(10,011)
Other current assets	13,894	9,062
Accrued expenses and other payables	(11,862)	(28,344)
Net cash used in operating activities	(113,817)	(131,506)

CASH FLOW FROM INVESTING ACTIVITIES
Purchase of office equipment	(1,689)	(1,912)
Net cash used in investing activities	(1,689)	(1,912)

CASH FLOW FROM FINANCING ACTIVITIES
Capital contribution	—	21,402
Proceeds from related party loan, net of repayment	116,009	100,004
Net cash provided by financing activities	116,009	121,406

Effect of exchange rate changes on cash	32	276
INCREASE (DECREASE) IN CASH	535	(11,736)
Cash - beginning of period	1,644	12,924
Cash - end of period	$2,179	$1,188

Supplement disclosure information
Cash paid for interest	$—	$—
Cash paid for income taxes	$—	$—

Non-cash financing activities
Subscription received by conversion of related party loan	$10,000	$—
Cancellation of subscription receivable in relation to 1-for-2,000,000 reverse split	$190,000	$—

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

DONGXING INTERNATIONAL INC.

Notes To Consolidated Financial Statements (Unaudited)

NOTE 2 – GOING CONCERN

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company had a working capital deficit of $405,832 and an accumulated deficit of $1,018,704 as of September 30, 2018, at which time the Company's stockholders’ deficiency was $349,678. The Company has not generated cash or income from its operation since inception. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

NOTE 3 – BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Consolidation

The accompanying unaudited interim consolidated financial statements (“interim statements”) of the Company have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X issued by the U.S. Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of the Company’s management, the accompanying unaudited interim financial statements contain all the adjustments necessary (consisting only of normal recurring accruals) to present fairly the financial position of the Company as of September 30, 2018 and the results of operations and cash flows for the periods ended September 30, 2018 and 2017. The financial data and other information disclosed in these notes to the interim financial statements related to these periods are unaudited. The results of operations for the three and nine months ended September 30, 2018 are not necessarily indicative of the operating results for the full fiscal year or any future period. The balance sheet as of December 31, 2017 has been derived from the audited financial statements at that date. These unaudited consolidated financial statements should be read in conjunction with the financial statements and related notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017 filed with the SEC on March 30, 2018.

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries and entities controlled through the VIE agreements. All significant inter-company accounts and transactions have been eliminated in consolidation.

Certain amounts have been reclassified to conform to current year presentation.

DONGXING INTERNATIONAL INC.

Notes To Consolidated Financial Statements (Unaudited)

Foreign currencies translation

The Company’s subsidiaries in China and Hong Kong maintain their books and records in their functional currency, RMB or HKD. The financial statements of the subsidiaries are translated from Renminbi (“RMB”) or Hong Kong dollars (“HKD”) into United States dollars (U.S. Dollars or “US$” or “$”). Accordingly, assets and liabilities of the Company and its subsidiaries are translated from RMB or HKD to U.S. Dollars using the applicable exchange rates prevailing at the balance sheet date. Items on the statement of comprehensive income (loss) and cash flows are translated at average exchange rates during the reporting period. Equity accounts are translated at historical rates. Adjustments resulting from the translation of the financial statements are recorded as accumulated other comprehensive income (loss).

The exchange rates used to translate amounts in RMB or HKD into U.S. Dollars for the purposes of preparing the consolidated financial statements are based on the rates as published on the website of People’s Bank of China and are as follows:

	September 30, 2018	December 31, 2017
Balance sheet items, except for equity accounts	US$1=RMB6.8792	US$1=RMB6.5342
	US$1=HKD7.8182	US$1=HKD7.8170

Nine Months Ended September 30
	2018	2017
Items in the statements of comprehensive loss and cash flows	US$1=RMB 6.5196	US$1=RMB6.7983
	US$1=HKD 7.8410	US$1=HKD7.7882

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

DONGXING INTERNATIONAL INC.

Notes To Consolidated Financial Statements (Unaudited)

NOTE 4 – OTHER CURRENT ASSETS

Other current assets consist of the following:

	September 30, 2018	December 31, 2017
Bid deposit	$73	$77
Employee advance	1,277	1,557
Other receivables	—	13,215
Other	841	1,320
	$2,191	$16,169

NOTE 5 - RELATED PARTY TRANSACTIONS AND BALANCES

Due to related parties are non-interest bearing and due on demand. The balance of due to related parties consists of the following:

	Notes	September 30, 2018	December 31, 2017
Stockholders
Cheng,Zhao	(1)	$338,626	$222,682
Jufang,Yang	(3)	7,268	7,652
Other related parties
Harbin Dongke Optronics Science and Technology Co., Ltd. ("Dongke")	(2)	50,717	81,723
Total due to related parties		$396,611	$312,057

(1)       Mr. Cheng Zhao is the Company's CEO and a stockholder. During the nine months ended September 30, 2018 and 2017, Mr. Cheng advance $144,400 and $140,035 to the Company. During the nine months ended September 30, 2018, Mr. Cheng agreed to reduce the Company's obligation by $10,000 in satisfaction of Mr. Cheng's stock subscription in that amount (See Note 7). On April 16, 2018, the Company signed a lease agreement with Mr. Cheng Zhao to lease office space from Mr. Cheng Zhao in China for approximately $23,000 (RMB150,000) per annual. The lease expires on April 15, 2021. Rent expense incurred to Mr. Cheng Zhao was approximately $10,500 for the nine months ended September 30, 2018.

(2)       Dongke is a company organized in China. Mr. Cheng Zhao, stockholder and Chief Executive Officer of the Company, was the president of Dongke until 2015. During the nine months ended September 30, 2018 and 2017, the Company made repayment of $28,391 and $40,031 to Dongke.

(3)       Ms. Jufang Yang was a stockholder of the Company until August 9, 2018.

DONGXING INTERNATIONAL INC.

Notes To Consolidated Financial Statements (Unaudited)

NOTE 6 - ACCRUED EXPENSES AND OTHER PAYABLES

Accrued expenses and other payables consisted of the following:

	September 30, 2018	December 31, 2017
Accrued expenses	$12,350	$24,180
Tax payable	(53)	717
Deposit payable	24,785	26,093
Others	1,686	1,660
	$38,768	$52,650

NOTE 7 - STOCKHOLDERS’ DEFICIENCY

Capital contribution

During the nine months ended September 30, 2018 and 2017, Mr. Cheng Zhao, the Company CEO and a stockholder, made capital contribution to the Company of $0 and $21,402, respectively.

Reverse split and forward split

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

Stock subscription receivable

During the period from May 8, 2012 to November 30, 2015, Mr. Cheng Zhao purchased 6,000,000 ordinary shares from Central Dynamic for a commitment to pay $60,000. During the period from May 8, 2012 to November 30, 2015, 19 shareholders of Central Dynamic acquired 19,000,000 ordinary shares by committing to pay a total of $190,000 to Central Dynamic. On September 30, 2016, those 20 shareholders exchanged their shares of Central Dynamic for 25,000,000 shares of the Company's common stock. Effective as of August 9, 2018, before the reverse split, Mr. Cheng Zhao satisfied his $60,000 payment commitment in full. At the time of reverse split, the Company cancelled the $190,000 subscription receivable that related to the 19,000,000 shares issued to other shareholders on September 30, 2016 and eliminated as a result of the reverse split on August 9, 2018.

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

A reconciliation of the provision for income taxes determined at the U.S. statutory rate of 21% and 35% to the Company's effective income tax rate is as follows:

	Nine Months Ended September 30,
	2018	2017
Pre-tax loss	$(149,768)	$(120,500)
U.S. federal corporate income tax rate	21%	35%
Expected U.S. income tax credit	(31,451)	(42,175)
Tax rate difference between U.S. and foreign operations	(5,983)	12,070
Change of valuation allowance	37,434	30,105
Effective tax expense	$—	$—

The Company had deferred tax assets as follows:

	September 30,	December 31,
	2018	2017
Net operating losses carried forward	$223,134	$199,564
Less: Valuation allowance	(223,134)	(199,564)
Net deferred tax assets	$—	$—

As of September 30, 2018, the Company has approximately $894,000 net operating loss carryforwards available in China and HK SAR to reduce future taxable income. The net operating loss of Chinese subsidiaries could relevant PRC tax laws and regulations. The net operating loss from Hong Kong operations can be carried forward with no time limit from the year of the initial loss pursuant to relevant Hong Kong tax laws and regulations. It is more likely than not that the deferred tax assets cannot be utilized in the future because there will not be significant future earnings from the entity which generated the net operating loss. Therefore, the Company recorded a full valuation allowance on its deferred tax assets.

DONGXING INTERNATIONAL INC.

Notes To Consolidated Financial Statements (Unaudited)

NOTE 8 - INCOME TAXES (Continued)

As of September 30, 2018 and December 31, 2017, the Company has no material unrecognized tax benefits which would favorably affect the effective income tax rate in future periods, and does not believe that there will be any significant increases or decreases of unrecognized tax benefits within the next twelve months. No interest or penalties relating to income tax matters have been imposed on the Company during the nine months ended September 30, 2018 and 2017, and no provision for interest and penalties is deemed necessary as of September 30, 2018 and December 31, 2017.

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

Dongxing Online has obtained an import/export license from the Government of China that will allow us to facilitate trade with 64 nations. If the necessary financing is obtained, we project that initial operations of the Mengqiao Platform will commence in 2019. Our budget for initiating commercialization of the website is $2 million, to pay for the initial advertising and promotion activities as well as to build our first after-sales service centers. Full development of the Mengqiao Platform, including development of the 64 national pavilions with accompanying customer service staffing, is budgeted at $20 million.

Results of Operations

To this date, the business of Harbin Dongxing has consisted entirely of installation of lighting products, primarily in new construction projects. For the future, we expect that online sales by Dongxing Online, a subsidiary of Harbin Dongxing, will produce the greater portion of our revenue. But those sales will not commence until we launch operations of the Mengqiao Plarform. During the second quarter of 2018, however, we suspended our installation business in order to give our full attention to the development of the Mengqiao Platform and the initiation of the business of Dongxing Online. For that reason, we recorded no sales during the second quarter of 2018 and only $1,029 in sales during the third quarter.

Sales revenue during the first nine months of 2018 totaled only $2,425, a modest increase from sales of $1,524 during the first nine months of 2017. Most of the sales in both periods were recorded on our energy management contracts ("EMC"). These are arrangements in which we install lighting products in exchange for a share of the ongoing profits realized by our customers. EMC sales are recorded as sales-type leases, with the present value of the contracted lease payments recorded on our balance sheet as lease payment receivables and the balance of the contracted lease payments recorded as unearned revenue. Through the term of the EMC contract, as payments are made by the customer, the unearned revenue is amortized and recorded as sales revenue. In 2017 we had two EMC arrangements amortizing in this fashion, one of which terminated at the end of 2017 and the other terminated in February 2018.

Our operating expenses of $72,620 and $39,209 for the three months ended September 30, 2018 and 2017, as well as $151,201 and $135,454 for the nine months ended September 30, 2018 and 2017, respectively, were comprised, primarily, of professional expenses, salaries and office rent. Our labor cost is high, relative to revenue, because the majority of our employees are engaged in developing our online platform.

After taking into account our interest expense (net of interest income) and miscellaneous other income, we recorded net losses of $71,560 and $38,415 for the three months ended September 30, 2018 and 2017, and $149,768 and $120,500 for the nine months ended September 30, 2018 and 2017, respectively. Our VIE agreements, however, assign to Harbin Donghui only 95% of the profit or loss reported by Harbin Dongxing. For that reason, we reduced the net loss on the Dongxing International consolidated statements by an allocation to non-controlling interest. After that allocation, the net loss attributable to the shareholders of Dongxing International Inc. was $67,982 ($0.00 per share) for the third quarter of 2018 and $36,499 ($0.00 per share) for the third quarter of 2017. For the first nine months of 2018 and 2017, our net loss attributable to the shareholders of Dongxing International Inc. was $142,289 and $114,495, respectively. We expect to continue to incur losses until our online marketing business is launched, as we are paying the expenses of that business without any offsetting revenue.

Our reporting currency is the U.S. dollar. Our local currency, the Renminbi (RMB), is our functional currency. Results of operations and cash flow are translated at average exchange rates during the period being reported upon, and assets and liabilities are translated at the unified exchange rate as quoted by the People’s Bank of China on the balance sheet date. Translation adjustments resulting from this process are included in accumulated other comprehensive income in the statements of stockholders’ equity. Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the results of operations as incurred. For the nine months ended September 30, 2018 foreign currency translation adjustments yielded other comprehensive income of $22,003, while such adjustments during the nine months ended September 30, 2017 yielded other comprehensive loss of $8,423, in each case prior to the allocation of other comprehensive income (loss) to the non-controlling interest.

Liquidity and Capital Resources

The development of our company has been funded primarily by contributions to capital and loans from our equity-holders. As a result, at September 30, 2018 we had no debt other than $396,611 owed to related parties. This included $50,717 owed to Harbin Dongke Optronics Science and Technology Co., Ltd., representing lighting products sold to Harbin Dongrong in 2013 for a project that is not yet completed. The debt became consolidated with our balance sheet when our Chairman, Cheng Zhao, contributed Harbin Dongrong to Harbin Dongxing. Payments totaling $28,391 in reduction of the debt were made during the first nine months of 2018, and the remainder will be satisfied when the project is completed, Harbin Dongrong is paid, and in turn Harbin Dongrong pays Harbin Dongke. Cheng Zhao was the General Manager of Harbin Dongke until the end of 2015.

At September 30, 2018 we had a working capital deficit of $(405,832), an increase in the deficit of $118,257 during the first nine months of 2018. Our company is viable despite the working capital deficit because the amount we owe to related parties nearly equals the deficit, and we will not be required to satisfy the related party debts until we have sufficient cash flow.

Our operations used $113,817 in cash during the nine months ended September 30, 2018 and $131,506 in cash during the nine months ended June 30, 2017. Our use of cash during the nine months ended September 30, 2018 was less than our net loss primarily due to our amortization of prepaid rent during the period.

The $113,817 cash used in operations during the nine months ended September 30, 2018 was funded by loans from related parties totaling $116,009. Cash used in operations during the nine months ended September 30, 2017 was funded by loans from related parties, supplemented by a capital contribution of $21,402. From time to time we have taken short-term loans from a Chinese bank, but the balance of that loan was fully satisfied by a payment of $30,110 early in 2016.

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

Restrictions on Transfers of Funds

 The VIE Agreements among Harbin Donghui and the Harbin Dongxing Shareholders provide that Harbin Donghui is entitled to 95% of the net profits (and will bear all losses) arising from Harbin Dongxing’s operations plus a monthly fee of RMB 10,000 ($1,554).  The VIE Agreements also entitle Harbin Donghui to manage the operations and control the cash flows of Harbin Dongxing.   Although Harbin Donghui is entitled to Harbin Dongxing’s profits, any distributions of such profits from Harbin Donghui to our U.S. parent company must comply with applicable Chinese laws affecting payments from foreign invested enterprises incorporated in China to their equity holders.

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

Under PRC regulations, the Company’s operating subsidiary, Harbin Dongxing, may pay dividends only out of its accumulated profits, if any, determined in accordance with the accounting standards and regulations prevailing in the PRC. In addition, Harbin Dongxing is required to set aside at least 10% of its accumulated profits each year, if any, to fund the statutory general reserve until the balance of the reserve reaches 50% of its registered capital. The amount in excess of 10% of accumulated profits that may be contributed to the statutory general reserve is at Harbin Dongxing’s discretion. The statutory general reserve is not distributable in the form of cash dividends to the Company and can be used to make up cumulative prior year losses, if any, and may be converted into share capital by the issue of new shares to shareholders in proportion to their existing shareholdings, or by increasing the par value of the shares currently held by them, provided that the reserve balance after such use is not less than 25% of the registered capital.  As of September 30, 2018, no amount has been appropriated from retained earnings and set aside for the statutory reserve by Harbin Dongxing. There remains approximately 2,500,000 RMB ($363,414) to be appropriated from our future profits and set aside for the statutory reserve until we have satisfied the reserve requirement.

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

Recent Accounting Pronouncements

There were no recent accounting pronouncements that have or will have a material effect on the Company’s financial position or results of operations

ITEM 3.       QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4.       CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures. As of September 30, 2018, Cheng Zhao, our Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of the Company’s disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934. Based upon that evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures have the following material weaknesses:

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

Based on his evaluation, Mr. Cheng concluded that the Company’s system of disclosure controls and procedures was not effective as of September 30, 2018 for the purposes described in this paragraph.

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
(a) Unregistered sales of equity securities
There were no unregistered sales of equity securities by the Company during the third quarter of fiscal 2018.

(c) Purchases of equity securities
The Company did not repurchase any of its equity securities that were registered under Section 12 of the Securities Exchange Act during the third quarter of fiscal 2018.

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

DONGXING INTERNATIONAL INC.
Date: November 13, 2018	By: /s/ Cheng Zhao
Cheng Zhao Chief Executive Officer and Chief Financial Officer

