Form 10-K
period 2018-12-31
Dongxing International Inc.
filed 2019-04-15
CIK 1500861

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_____________________

FORM 10-K

(Mark One)

[X]	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2018

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____

Commission File No. 0-54112

DONGXING INTERNATIONAL INC.
(Exact Name of Registrant in its Charter)

Delaware	16-1783194
(State or Other Jurisdiction of incorporation or organization)	(I.R.S. Employer I.D. No.)

Room 1001, International Finance Building, 633 Keji'er Street, Songbei District, Harbin, Heilongjiang Province, P.R. China 150028
(Address of principal executive offices)

Issuer's Telephone Number, including Area Code: 86-1394-6000887

Securities Registered Pursuant to Section 12(b) of the Act: None

Securities Registered Pursuant to Section 12(g) of the Act:

Common Stock, $.0001 par value per share

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 406 of the Securities Act. Yes __ No √_

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes __ No √_

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes √_ No __

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files.) Yes √_ No___

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes _ No √

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company. or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act. (Check One)

Large accelerated filer Accelerated filer _ Non-accelerated filer Smaller reporting company X

Emerging growth company [X]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes __ No √

As of June 30, 2018 (the last business day of the most recently completed second fiscal quarter) the aggregate market value of the common stock held by non-affiliates was $0, as there was no market for the common stock.

As of April 15, 2019, there were 30,000,000 shares of common stock outstanding.

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

Solely for the convenience of the reader, this report contains conversions of certain Renminbi amounts into U.S. dollars at specified rates. Except as otherwise indicated, all conversions from Renminbi to U.S. dollars were made based on the Exchange Rate on December 31, 2018, which was RMB 6.86 to $1.00. No representation is made that the Renminbi or U.S. dollar amounts referred to in this prospectus could have been or could be converted into U.S. dollars or Renminbi, as the case may be, at any particular rate or at all. See “Item 1A: Risk Factors—Risks Related to Our Business— Fluctuations in exchange rates could adversely affect our business and the value of our securities” for a discussion of the effects on the Company of fluctuating exchange rates.

PART 1

Item 1. Business

We conduct our operations through Harbin Dongxing, our consolidated affiliate. Harbin Dongxing has, since 2011, been engaged in marketing lighting products and services. Currently Harbin Dongxing is focused heavily on developing a website to facilitate multi-nation trade in connection with China's Belt and Road Initiative. Harbin Dongxing conducts a portion of its business through two wholly-owned subsidiaries: Harbin Dongrong Business Management Consulting Co., Ltd. and Harbin Dongxing Online Technology Co., Ltd. The offices of Harbin Dongxing and its subsidiaries are located in Harbin City, People’s Republic of China.

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

After the Share Exchange, our current organizational structure is as follows:

Dongxing International Inc., a Delaware corporation
Central Dynamic Holdings Ltd., a BVI corporation
Dongxing Holdings Limited, a BVI corporation
Dongxing Holdings Limited, a Hong Kong corporation
Outside PRC
Inside PRC
Harbin Donghui Technology Co., Ltd., a PRC corporation
Contractual Relationships
Ownership:
Cheng Zhao - 97.5%, Su Dianli - 2.5%
Harbin Dongxing Energy Saving Technical Service Co., Ltd., a PRC
Harbin Dongxing Online Technology Co., Ltd.
Harbin Dongrong Business Management Consulting Co., Ltd.

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

Due to the obstacles to actual acquisition of Harbin Dongxing, the Company utilized the VIE Agreements in order to properly gain control and the economic benefits of Harbin Dongxing. The VIE Agreements included:

(1)	an Exclusive Business Cooperation Agreement between Harbin Donghui and Harbin Dongxing pursuant to which Harbin Donghui has the exclusive right and obligation to provide technical support and management and marketing services to Harbin Dongxing in exchange for (i) 95% the total annual net profit of Harbin Dongxing and (ii) RMB 10,000 per month ($1,457). The term of the agreement is indefinite, and Harbin Dongxing is specifically barred from terminating the agreement.

(2)	an Exclusive Purchase Right Agreement among Cheng Zhao, Su Dianli, Harbin Dongxing and Harbin Donghui under which the shareholders of Harbin Dongxing have granted to Harbin Donghui the irrevocable right and option to acquire all of the equity interests in Harbin Dongxing to the extent permitted by PRC law. If PRC law limits the percentage of Harbin Dongxing that Harbin Donghui may purchase at any time, then Harbin Donghui may repeatedly exercise its option in such increments as may be allowed by PRC law. The exercise price of the option is RMB10 ($1.46) or any other price permitted by PRC law. This option could be exercised if, in the future, the PRC liberalizes the regulations governing acquisition of PRC entities, or if Dongxing International transferred to Harbin Donghui sufficient capital to satisfy the requirements of the Ministry of Commerce as to an adequate purchase price. In the meantime, the Exclusive Purchase Right Agreement serves to protect the Company’s interest in Harbin Dongxing, as Harbin Dongxing shareholders agree to refrain from taking certain actions which might harm the value of Harbin Dongxing or Harbin Donghui’s option;

(3)	A Pledge of Shares Agreement among Cheng Zhao, Su Dianli, Harbin Dongxing and Harbin Donghui under which the shareholders of Harbin Dongxing have pledged all of their equity in Harbin Dongxing to Harbin Donghui to guarantee Harbin Dongxing’s and Harbin Dongxing’s shareholders’ performance of their obligations under the Exclusive Business Cooperation Agreement and the Exclusive Purchase Right Agreement.

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

Our Business

Lighting Contracting

Harbin Dongxing was organized in 2011 to engage in the distribution, installation and service of lighting systems, primarily for commercial enterprises. The overall goal of this business is to provide customers with programs for achieving cost-savings by reconstruction of a facility's lighting or cost-efficient programs for lighting new facilities. Among the services that our employees provide to customers are energy diagnosis, project design, equipment procurement, lighting engineering, technology consulting and personnel training. The customers for our services include both commercial enterprises, such as factories and office buildings, and government agencies, including hospitals, schools and roadways.

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

We expect that many of the sales by Harbin Dongxing will take the form of energy management contracts (“EMC”). In this business model, energy efficient equipment is sold to an end user on a payment plan designed to net no cost to the customer: payments by the customer are scheduled to conform to the savings realized from use of the energy efficient equipment. Typically, a customer's payment obligation to us represents 90% of the cost-savings realized in the first year after installation, 80% of the savings in year two; 70% in year three; 60% in year four and 50% in year five. At the end of the fifth year, title to the lighting systems is passed to the customer. Harbin Dongxing and Harbin Dongrong offer this option to customers directly as well as to contractors as part of a broader EMC program. Although an EMC sale results in significantly longer payment terms than a conventional net-90 days sale, profit margins on EMC sales are far higher than on conventional sales, as customers are much less price-resistant in the EMC model. In 2017 we had EMC contracts with two customers, one of which terminated at the end of 2017 and the other terminated in 2018.

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

Most of our sales to date have occurred in Heilongjiang Province. In the future, we intend to attend international trade fairs to promote expanded international trade for our lighting business. In addition, we expect that when our online platform (discussed below) goes live and becomes well-known, the association of Harbin Dongxing with that website will increase recognition of our brand and increase demand for our services beyond Heilongjiang Province.

Mengqiao Cross-Border E-commerce Platform Based on The Belt and Road

Harbin Dongxing is located in the Heilongjiang Province of China, which has a border with Russia extending over 3,000 kilometers. Heilongjiang Province's 25 ports (15 shipping ports, 4 aviation ports, 2 railway and 4 road ports) are exceeded in number only by Guangdong Province. For these reasons, Heilongjiang Province is the natural location for trade with eastern Russia, a notion repeatedly emphasized in the proclamations of both China's State Council and the Provincial government. In October 2013 the national government designated Harbin, the capital of Heilongjiang Province, as a pilot city entitled to implement cross border ecommerce.

In July 2013, seeking to take advantage of the opportunities for trade with eastern Russia, we organized Harbin Dongxing Online Business Trading Co., Ltd. ("Dongxing Online") as a subsidiary of Harbin Dongxing for the purpose of effecting online distribution of Chinese lighting products into Russia. Dongxing Online was established in China with registered capital of 1 million RMB. Since its organization, Dongxing Online has been engaged in developing the Mengqiao Cross-Border E-commerce Platform, a B2B website initially designed to distribute lighting products from China to commercial customers in Russia. The prototype website (URL: union-bridge.com) now includes over 5,000 products from almost 100 manufacturers. Among the attractive features of the union-bridge.com website are:

•	product listings, transactions and customer service offered in three languages: Chinese, Russian and English;
9

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

During 2018 we expanded the participation in the Mengqiao Platform to include cultural and art products. The expanded Mengqiao Platform will offer each of 64 nations its own national pavilion, where online visitors can browse that nation's featured cultural products and learn about the nation's culture, natural environment and opportunities for tourism. In addition to our online customer service staff, which offers assistance in Chinese, English and Russian, each national pavilion will include a customer service staff speaking that nation's principal language, able to facilitate use of the platform, solve customer problems, and aid customers in finding the product offerings they desire among the 64 national pavilions.

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

Dongxing Online has obtained an import/export license from the Government of China that will allow us to facilitate trade with 64 nations. We expect that initial operations of the Mengqiao Platform will commence several months after we secure the necessary financing. Our budget for initiating commercialization of the website is $2 million, to pay for the initial advertising and promotion activities as well as to build our first after-sales service centers. Full development of the Mengqiao Platform, including development of the 64 national pavilions with accompanying customer service staffing, is budgeted at $20 million.

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

Harbin Dongxing holds a patent in China for its invention of an LED external control nixie tube. The patent number is ZL201220204547.X.

Employees

The Company has seven employees: two are employed by Harbin Dongxing, four are employed by Dongxing Online, and one is employed by Harbin Dongrong. We believe that our relationship with our employees is good.

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

We have only recently initiated operations, and to date we have realized very limited revenues. You should consider, among other factors, our prospects for success in light of the risks and uncertainties encountered by companies that, like us, are in their early stages of development. We may not successfully address these risks and uncertainties or successfully implement our existing and new products and services. If we fail to do so, it could materially harm our business and impair the value of our common stock. Even if we accomplish these objectives, we may not generate the positive cash flows or profits we anticipate in the future. Our current business plan involves initiating online marketing of an array of lighting and other products, which we expect to be the engine for the growth of our company. However, no member of our management has experience with online product distribution, and our website remains in the development stage. Therefore, our ability to carry out our business plan successfully is completely untested. Unanticipated problems, expenses and delays are frequently encountered in establishing a new business and developing new products and services. These include, but are not limited to, inadequate funding, lack of consumer acceptance, competition, product development, and inadequate sales and marketing. Our failure to meet any of these conditions would have a materially adverse effect upon us and may force us to reduce or curtail operations. No assurance can be given that we can or will ever operate profitably.

Our auditor has indicated that there is a substantial doubt as to whether we will be able to continue as a going concern.

In its report on our financial statements for the year ended December 31, 2018, our independent registered public accounting firm has stated that the fact that the Company has generated limited revenues and does not have positive cash flow from operations raises substantial doubt as to our ability to continue as a going concern. A “going concern” opinion is an indication that the auditor’s review of the company’s resources and business activities raised doubt as to whether the company will be able to realize its assets and discharge its liabilities in the ordinary course of business. The risk of investing in a company whose financial statements carry a going concern opinion is that you are likely to lose all of your investment if the company fails to continue as a going concern. In the case of Dongxing International, the fact that we have minimal assets and a limited source of revenue means that we will continue as a going concern only if we are able to obtain the funds necessary to implement our business plan and are successful in that implementation. If we are not able to convert our business into a going concern, investors in the Company will lose their investment.

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

Our standard arrangement with customers for our lighting installation services requires payment for sales 90 days after delivery. In many situations, however, we afford customers much longer to pay. For example, when we provide lighting products to contractors working on government construction projects, we respect the government practice of paying only after the entire project is inspected by requiring payment 90 days after actual installation of the lamps. In addition, a growing portion of our business involves entering into energy management contracts with customers or participating in energy management contracts written by contractors, under which the customer is not required to pay until cost savings from the energy efficient lamps are realized. In these and similar circumstances, our collection of receivables will take place over an extended period of time. In the meantime, however, the current efforts of China’s government to restrict bank lending and control monetary expansion will prevent us from financing our receivables. As a result, in many cases our cash resources must be used to pay ongoing expenses before the cash revenue arising from those expenses is collected. This situation will limit our cash resources and may, in turn, limit our growth and prevent us from taking advantage of opportunities for expansion and market penetration that present themselves

We may not be able to find suitable software developers at an acceptable cost.

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

As directed by Section 404 of the Sarbanes-Oxley Act, the SEC adopted rules requiring each public company to include a report of management on the company’s internal controls over financial reporting in its annual reports. Although the Dodd-Frank Wall Street Reform and Consumer Protection Act exempts companies with a public float of less than $250 million from the requirement that our independent registered public accounting firm attest to our financial controls, this exemption does not affect the requirement that we include a report of management on our internal control over financial reporting and does not affect the requirement to include the independent registered public accounting firm’s attestation if our public float exceeds $250 million.

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

Item 1B. Unresolved Staff Comments

Not Applicable.

Item 2. Properties

Harbin Dongxing leases its office facility at 633 Keji'er Street in Harbin from Cheng Zhao, its Chairman, pursuant to a lease with a term from May 1, 2018 to December 31, 2019. The annual rental is approximately $18,000.

Item 3. Legal Proceedings

None.

Item 4. Mine Safety Disclosures.

Not Applicable.

PART II

Item 5. Market For Registrant’s Common Equity, Related Stockholder Matters And Issuer Purchases Of Equity Securities.

(a) Market Information

There has never been a market for the Company's common stock.

(b) Shareholders

Our shareholders list contains the names of 297 stockholders of record of the Company’s Common Stock.

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

(d) Securities Authorized for Issuance Under Equity Compensation Plans

The Company had no securities authorized for issuance under equity compensation plans as of December 31, 2018.

(e) Sale of Unregistered Securities

The Company did not issue any unregistered equity securities during the 4th quarter of fiscal 2018.

(f) Repurchase of Equity Securities

The Company did not repurchase any shares of its common stock during the 4th quarter of 2018.

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

Results of Operations

The revenue-producing business of Harbin Dongxing at this time consists entirely of the sale and installation of lighting products, primarily in new construction projects. The bulk of our expenses, however, are attributable to our efforts to develop the Mengqiao Platform to participate in the Belt and Road Initiative. For the future, we expect that online sales by Dongxing Online, the subsidiary of Harbin Dongxing responsible for the Mengqiao Platform, will produce the greater portion of our revenue. But those sales will not commence until we launch operations of the Mengqiao Platform.

Our business at this time, therefore, is very seasonal. The weather in Heilongjiang Province is very cold in the first five months of the year, with much snow and ice, making installation of lighting fixtures nearly impossible. Generally, the construction projects in which we are involved are installed during the period from June to December. Project acceptance and payment usually occurs in November and December. As a result, the bulk or our revenues are realized in the second half of the year, particularly the fourth quarter. 2018 was no exception.

Almost all of our 2018 revenue was recorded in the fourth quarter from two sales: a $41,000 sale of lighting equipment to an agency of the Provincial government and a $9,400 system upgrade for a different agency of the Provincial government. This revenue represented a 153% increase over revenue in 2017. In both years our attention was primarily focused on development of the Mengqiao Platform. As a result, sales revenue from our lighting business lagged. Our plan is that, when we are able to launch the Mengqiao Platform, we will use it to leverage growth in our lighting equipment business.

Our operating expenses of $219,823 and $197,281 for 2018 and 2017, respectively, were comprised, primarily, of professional expenses, salaries and office rent. Our labor cost is high, relative to revenue, because the majority of our employees are engaged in developing our online platform.

Our net loss of $177,952 for 2018 was identical to our loss from operations, as we incurred no interest expense nor any other income or expense, nor had income to be taxed. In 2017, we recorded as miscellaneous other income a government subsidy of $33,013, the first of what we expect to be a series of such subsidies relating to our involvement in the Belt and Road Initiative, which reduced our net loss to $159,184. Our VIE agreements, however, assign to Harbin Donghui only 95% of the profit or loss reported by Harbin Dongxing. For that reason, we reduced the net loss on the Dongxing International consolidated statements by an allocation to non-controlling interest. After that allocation, the net loss attributable to the shareholders of Dongxing International Inc. was $169,063 ($0.01 per share) for 2018 and $151,250 ($0.01 per share) for 2017. We expect to continue to incur losses until our online marketing business is launched, as we are paying the expenses of that business without any offsetting revenue.

Our reporting currency is the U.S. dollar. Our local currency, the Renminbi (RMB), is our functional currency. Results of operations and cash flow are translated at average exchange rates during the period being reported upon, and assets and liabilities are translated at the unified exchange rate as quoted by the People’s Bank of China on the balance sheet date. Translation adjustments resulting from this process are included in accumulated other comprehensive income in the statements of stockholders’ equity. Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the results of operations as incurred. For the 2018 foreign currency translation adjustments yielded other comprehensive gain of $19,921, while such adjustments during 2017 provided us other comprehensive loss of $14,241.

Liquidity and Capital Resources

The development of our company has been funded primarily by contributions to capital and loans from our equity-holders. As a result, at December 31, 2018 we had no debt other than $418,436 owed to related parties. This included $41,449 owed to Harbin Dongke Optronics Science and Technology Co., Ltd., representing lighting products sold to Harbin Dongrong in 2013 for a project that is not yet completed. The debt became consolidated with our balance sheet when our Chairman, Cheng Zhao, contributed Harbin Dongrong to Harbin Dongxing. A payment of $37,707 in reduction of the debt was made during 2018, and the remainder will be satisfied when the project is completed, Harbin Dongrong is paid, and in turn Harbin Dongrong pays Harbin Dongke. Cheng Zhao was the General Manager of Harbin Dongke until the end of 2015.

At December 31, 2018 we had a working capital deficit of $(435,684), an increase in the deficit of $148,109 during 2018. Our company is viable despite the working capital deficit because the amount we owe to related parties constitutes 96% of the deficit, and we will not be required to satisfy the related party debts until we have sufficient cash flow.

Our operations used $135,394 in cash during 2018 and $178,485 in cash during 2017. Our use of cash during 2018 was less than our net loss primarily due to our amortization of prepaid rent and an increase in our accrued expenses. During 2017, on the other hand, our use of cash exceeded our net loss primarily because we increased our inventory and prepaid rent while reducing our accrued expenses.

The $135,394 used in our 2018 operations was funded by a loan of $136,097 from our Chairman. The $178,485 cash used in operations during 2017 was funded primarily by loans from related parties totaling $147,043, supplemented by capital contributions of $21,698.

The opinion of our independent registered public accounting firm on our financial statements for the year ended December 31, 2018 expresses substantial doubt as to whether our company is a going concern, due to our limited revenue and negative cash flow. We believe that our related parties will continue to fund our operations for the foreseeable future, and so believe that we can sustain operations at our current level. However, full implementation of our business plan will require significant capital infusions or third party loans. We have no commitment for either equity or debt financing at this time.

Restrictions on Transfers of Funds

The VIE Agreements among Harbin Donghui and the Harbin Dongxing Shareholders provide that Harbin Donghui is entitled to 95% of the net profits (and will bear all losses) arising from Harbin Dongxing’s operations plus a monthly fee of RMB 10,000 ($1,457).  The VIE Agreements also entitle Harbin Donghui to manage the operations and control the cash flows of Harbin Dongxing.   Although Harbin Donghui is entitled to Harbin Dongxing’s profits, any distributions of such profits from Harbin Donghui to our U.S. parent company must comply with applicable Chinese laws affecting payments from foreign invested enterprises incorporated in China to their equity holders.

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

Under PRC regulations, the Company’s operating subsidiary, Harbin Dongxing, may pay dividends only out of its accumulated profits, if any, determined in accordance with the accounting standards and regulations prevailing in the PRC. In addition, Harbin Dongxing is required to set aside at least 10% of its accumulated profits each year, if any, to fund the statutory general reserve until the balance of the reserve reaches 50% of its registered capital. The amount in excess of 10% of accumulated profits that may be contributed to the statutory general reserve is at Harbin Dongxing’s discretion. The statutory general reserve is not distributable in the form of cash dividends to the Company and can be used to make up cumulative prior year losses, if any, and may be converted into share capital by the issue of new shares to shareholders in proportion to their existing shareholdings, or by increasing the par value of the shares currently held by them, provided that the reserve balance after such use is not less than 25% of the registered capital.  As of December 31, 2018, no amount has been appropriated from retained earnings and set aside for the statutory reserve by Harbin Dongxing. There remains approximately 2,500,000 RMB ($364,262) to be appropriated from our future profits and set aside for the statutory reserve until we have satisfied the reserve requirement.

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

Recent Accounting Pronouncements

There were no recent accounting pronouncements that have or will have a material effect on the Company’s financial position or results of operations

Item 7a. Quantitative And Qualitative Disclosures About Market Risk.

Not Applicable.

Item 8. Financial Statements

INDEX TO FINANCIAL STATEMENTS

Page
F-27	Report of Independent Registered Public Accounting Firm - 2018

F-28	Report of Independent Registered Public Accounting Firm - 2017

F-29	Consolidated Balance Sheets as of December 31, 2018 and 2017.

F-30	Consolidated Statements of Comprehensive Loss for the Years Ended December 31, 2018 and 2017.

F-31	Consolidated Statements of Stockholders’ Deficiency for the Years Ended December 31, 2018 and 2017.

F-32	Consolidated Statements of Cash Flows for the Years Ended December 31, 2018 and 2017.

F-33 to F-44	Notes to Consolidated Financial Statements.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To Stockholders and the Board of Directors
of Dongxing International Inc.

Harbin, China

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Dongxing International Inc. (the “Company”) as of December 31, 2018, and the related consolidated statements of comprehensive loss, stockholders’ deficiency, and cash flows for the year then ended, and the related notes (collectively referred to as the financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As described in Note 2 to the consolidated financial statements, the Company had a working capital deficiency of $435,684 and an accumulated deficit of $1,045,478 as of December 31, 2018, at which time the Company's stockholders’ deficiency was $378,430. The Company has not generated cash or income from its operation since inception. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regards to these matters are described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

/s/ Prager Metis CPAs, LLC
We have served as the Company’s auditor since 2018
Hackensack, New Jersey
April 12, 2019

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Dongxing International Inc. Harbin, China

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Dongxing International Inc. (the “Company”) as of December 31, 2017, and the related consolidated statements of comprehensive loss, stockholders’ deficiency, and cash flows for the year then ended, and the related notes (collectively referred to as the financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company had a working capital deficiency of $287,575, accumulated deficit of $876,415 and stockholders’ deficiency of $238,292 as of December 31, 2017, and has not generated cash or income from its operation since inception. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regards to these matters are described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

/s/ Paritz & Company, P.A.
We have served as the Company’s auditor since 2015.
Hackensack, NJ
March 30, 2018

Dongxing International Inc.
Consolidated Balance Sheets

	December 31, 2018	December 31, 2017
ASSETS
Current Assets
Cash	$638	$1,644
Accounts receivable, net of allowance of $20,055 and $28,257, respectively	42,110	7,329
Inventories	2,645	15,175
Lease payment receivable - current	—	3,826
Prepaid rent	—	32,989
Project in progress	56,089	58,913
Other current assets	7,889	16,169
Total Current Assets	109,371	136,045

Other Assets
Office equipment, net of accumulated depreciation of $8,865 and $8,542, respectively	2,661	2,583
Total Assets	$112,032	$138,628

LIABILITIES AND STOCKHOLDERS' DEFICIENCY
Current Liabilities
Due to related parties	$418,436	$312,057
Advance from customers	56,089	58,913
Accrued expenses and other payables	70,530	52,650
Total Current Liabilities	545,055	423,620
Total Liabilities	545,055	423,620

Stockholders' Deficiency
Preferred stock, $0.0001 par value, 5,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.0001 par value, 250,000,000 shares authorized, 30,000,000 shares issued and outstanding	3,000	3,000
Additional paid-in capital	660,041	850,041
Stock subscription receivable	—	(200,000)
Accumulated deficit	(1,045,478)	(876,415)
Accumulated other comprehensive income (loss)	4,007	(14,918)
Total Stockholders' Deficiency of Dongxing International Inc.	(378,430)	(238,292)
Non-controlling interest	(54,593)	(46,700)
Total Stockholders' Deficiency	(433,023)	(284,992)
Total Liabilities and Stockholders’ Deficiency	$112,032	$138,628

The accompanying notes are an integral part of these consolidated financial statements.

Dongxing International Inc.
Consolidated Statements of Comprehensive Loss

	For the Year Ended
	December 31,
	2018	2017
Revenue	$55,192	$21,857
Cost of revenue	13,321	16,773
Gross profit	41,871	5,084

Operating expenses
Selling, general and administrative expense	219,823	197,281
Total operating expenses	219,823	197,281

Loss from operations	(177,952)	(192,197)

Other income:
Subsidy income	—	33,013
Total other income	—	33,013

Loss before provision for income tax	(177,952)	(159,184)
Provision for income tax	—	—
Net loss	(177,952)	(159,184)
Less: Loss attributable to non-controlling interest	(8,889)	(7,934)
Net loss attributable to Dongxing International Inc.	(169,063)	(151,250)

Other comprehensive income (loss)
Foreign currency translation adjustment	19,921	(14,241)
Comprehensive loss	(158,031)	(173,425)
Less: Comprehensive loss attributable to non-controlling interest	(7,893)	(8,646)
Comprehensive loss attributable to Dongxing International Inc.	$(150,138)	$(164,779)

Loss per share - Basic and Diluted	$(0.01)	$(0.01)
Weighted average shares outstanding - Basic and Diluted	30,000,000	30,000,000

The accompanying notes are an integral part of these consolidated financial statements.

Dongxing International Inc.
Consolidated Statements of Stockholders' Deficiency

	Preferred Stock		Common Stock					Accumulated
	Number of Shares	Amount	Number of Shares	Amount	Additional Paid-in Capital	Stock Subscription Receivable	Accumulated Deficit	Other Comprehensive Income (loss)	Non- Controlling Interest	Total
Balance at January 1, 2017	—	$—	30,000,000	$3,000	$828,343	$(250,000)	$(725,165)	$(1,389)	$(38,054)	$(183,265)
Capital Contribution	—	—	—	—	21,698	—	—	—	—	21,698
Subscription received	—	—	—	—	—	50,000	—	—	—	50,000
Net loss	—	—	—	—	—	—	(151,250)	—	(7,934)	(159,184)
Foreign currency translation adjustment	—	—	—	—	—	—	—	(13,529)	(712)	(14,241)
Balance at December 31, 2017	—	—	30,000,000	3,000	850,041	(200,000)	(876,415)	(14,918)	(46,700)	(284,992)
Cancellation of subscription receivable in relation to 1-for-2,000,000 reverse split	—	—	—	—	(190,000)	190,000	—	—	—	—
Subscription received	—	—	—	—	—	10,000	—	—	—	10,000
Net loss	—	—	—	—	—	—	(169,063)	—	(8,889)	(177,952)
Foreign currency translation adjustment	—	—	—	—	—	—	—	18,925	996	19,921
Balance at December 31, 2018	—	$—	30,000,000	$3,000	$660,041	$—	$(1,045,478)	$4,007	$(54,593)	$(433,023)

The accompanying notes are an integral part of these consolidated financial statements.

Dongxing International Inc.
Consolidated Statements of Cash Flows

	For the Year Ended
	December 31,
	2018	2017
CASH FLOW FROM OPERATING ACTIVITIES
Net loss	$(177,952)	$(159,184)
Adjustment to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,387	472
Loss on disposal of property and equipment	68	—
Reversal of bad debt provision	(7,102)	(2,721)
Change in operating assets and liabilities:
Accounts receivable	(29,334)	(763)
Inventory	12,241	(11,974)
Lease payment receivable	3,778	24,290
Prepaid rent	32,574	(21,944)
Other current assets	7,784	4,469
Accrued expenses and other payables	21,162	(11,130)
Net cash used in operating activities	(135,394)	(178,485)

CASH FLOW FROM INVESTING ACTIVITIES
Purchase of office equipment	(1,664)	(1,925)
Net cash used in investing activities	(1,664)	(1,925)

CASH FLOW FROM FINANCING ACTIVITIES
Capital contribution	—	21,698
Proceeds from related party loan, net of repayment	136,097	147,043
Net cash provided by financing activities	136,097	168,741

Effect of exchange rate changes on cash	(45)	389
DECREASE IN CASH	(1,006)	(11,280)
Cash - beginning of year	1,644	12,924
Cash - ending of year	$638	$1,644

Supplement disclosure information
Cash paid for interest	$—	$—
Cash paid for income taxes	$—	$—

Non-cash financing activities
Subscription received by conversion of related party loan	$10,000	$50,000
Cancellation of subscription receivable in relation to 1-for-2,000,000 reverse split	$190,000	$—

The accompanying notes are an integral part of these consolidated financial statements.

DONGXING INTERNATIONAL INC.

Notes to Consolidated Financial Statements

December 31, 2018 and 2017

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

DONGXING INTERNATIONAL INC.

Notes to Consolidated Financial Statements

December 31, 2018 and 2017

NOTE 2 – GOING CONCERN

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company had a working capital deficit of $435,684 and an accumulated deficit of $1,045,478 as of December 31, 2018, at which time the Company's stockholders’ deficiency was $378,430. The Company has not generated cash or income from its operation since inception. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

NOTE 3 - BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

DONGXING INTERNATIONAL INC.

Notes to Consolidated Financial Statements

December 31, 2018 and 2017

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

Accounts receivable, net of allowance

Accounts receivable are stated at cost, net of an allowance for doubtful accounts. The Company maintains allowances for doubtful accounts for estimated losses, if any, resulting from the failure of customers to make required payments. The Company reviews the accounts receivable on a periodic basis and makes allowances where there is doubt as to the collectability of individual balances. In evaluating the collectability of individual receivable balances, the Company considers many factors, including the age of the balance, the customer’s payment history, its current credit-worthiness and current economic trends. Based on its reviews, during the years ended December 31, 2018 and 2017, the Company reversed $7,102 and $2,721 respectively of its provision for bad debt, which was included in selling, general and administrative expenses.

DONGXING INTERNATIONAL INC.

Notes to Consolidated Financial Statements

December 31, 2018 and 2017

Inventories

Inventories consist of raw materials and energy saving lights which are valued at the lower of cost or net realizable value. We determine cost on the basis of the weighted average method. The Company periodically reviews inventories for obsolescence and any inventories identified as obsolete are reserved or written off. Although we believe that the assumptions we use in estimate inventory write-downs are reasonable, future changes in these assumptions could provide a significantly different result. During the years ended December 31, 2018 and 2017, no inventory markdown was recorded.

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

Depreciation for financial reporting purposes is provided using the straight-line method over the estimated useful lives of the assets, generally 3 years for office equipment. Depreciation expense for the years ended December 31, 2018 and 2017 was $1,387 and $472 respectively.

Revenue Recognition

In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2014-09, Revenue from Contracts with Customers (Topic 606), that replaces existing revenue recognition guidance. The new standard requires companies to recognize revenue in a way that depicts the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In addition, Topic 606 requires disclosures of the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. The Company adopted the new accounting standard, Topic 606, Revenue from Contracts with Customers, and all the related amendments (new revenue standard) to all contracts using the modified retrospective method beginning on January 1, 2018.

In accordance with Topic 606, product revenue is recognized when the Company satisfies its performance obligation by transferring promised goods to a customer. Revenue is measured at the transaction price, which is based on the amount of consideration that the Company expects to receive in exchange for transferring the promised goods to the customer. Generally, the Company recognizes revenue from product sales when goods are delivered to the customer, as control of goods occurs at the same time.

For revenue from LED lights installation projects, contract price is recorded as revenue once the project is completed. All projects were less than one year. Deposits received from customers before the project is completed are recorded as advance from customers. The costs of the projects, including materials used and other labor costs incurred are recorded as Project in Progress and recognized as cost of project once the project is complete.

DONGXING INTERNATIONAL INC.

Notes to Consolidated Financial Statements

December 31, 2018 and 2017

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

The Company utilized the modified retrospective approach when reviewing its current accounting policies to identify potential differences that would result from applying the new requirements to its customer contracts. This approach includes the evaluation of sales terms, performance obligations, variable consideration, and costs to obtain and fulfill contracts. Based on the Company’s review, management did not need to record a cumulative effect adjustment to retained earnings as of the date of initial application and application of this guidance did not have a material impact on its consolidated financial statements for the years ended December 31, 2018 and 2017, respectively.

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

DONGXING INTERNATIONAL INC.

Notes to Consolidated Financial Statements

December 31, 2018 and 2017

Foreign Currency

The Company and its subsidiaries maintain their books and records in their functional currency, RMB or HKD. The consolidated financial statements of the Company are translated from Renminbi (“RMB”) or Hong Kong dollars (“HKD”) into United States dollars (U.S. Dollars or “US$” or “$”). Accordingly, assets and liabilities of the Company and its subsidiaries are translated from RMB or HKD to U.S. Dollars using the applicable exchange rates prevailing at the balance sheet date. Items on the statements of comprehensive income (loss) and cash flows are translated at average exchange rates during the reporting period. Equity accounts are translated at historical rates. Adjustments resulting from the translation of the Company’s financial statements are recorded as accumulated other comprehensive income (loss).

The exchange rates used to translate amounts in RMB or HKD into U.S. Dollars for the purposes of preparing the consolidated financial statements are based on the rates as published on the website of People’s Bank of China and are as follows:

	December 31, 2018	December 31, 2017
Balance sheet items, except for equity accounts	US$1=RMB6.8632	US$1=RMB6.5342
	US$1=HKD7.8329	US$1=HKD7.8170

Years Ended December 31
	2018	2017
Items in the statements of comprehensive loss and cash flows	US$1=RMB6.6174	US$1=RMB6.7518
	US$1=HKD7.8377	US$1=HKD7.7974

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

Recent Accounting Pronouncements

In June 2018, the FASB issued ASU No. 2018-07, Compensation – Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting, or ASU 2018-07. ASU 2018-07 simplifies the accounting for share-based payments made to nonemployees so the accounting for such payments is substantially the same as those made to employees. Under this ASU, share based awards to nonemployees will be measured at fair value on the grant date of the awards, entities will need to assess the probability of satisfying performance conditions if any are present, and awards will continue to be classified according to Accounting Standards Codification (“ASC”) 718 upon vesting which eliminates the need to reassess classification upon vesting, consistent with awards granted to employees. This ASU is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years.

DONGXING INTERNATIONAL INC.

Notes to Consolidated Financial Statements

December 31, 2018 and 2017

The Company does not believe the adoption of this ASU will have a material effect on the Company’s consolidated financial statements or related disclosures.

In February 2018, the FASB issued ASU 2018-02, “Income Statement - Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income,” which allows a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the Tax Cuts and Jobs Act. This guidance is effective for all entities for fiscal years, and interim periods within those years, beginning after December 15, 2018, with early adoption permitted. The amendments in ASU 2018-02 should be applied either in the period of adoption or retrospectively to each period in which the effect of the change in the U.S. federal corporate income tax rate in the Tax Cuts and Jobs Act is recognized. The Company is currently evaluating the potential impact of adopting this new standard on its consolidated statements and related disclosures.

In February 2016, the FASB issued Accounting Standards Update No. 2016-02 (ASU 2016-02), Leases (Topic 842). ASU 2016-02 requires a lessee to record a right-of-use asset and a corresponding lease liability, initially measured at the present value of the lease payments, on the balance sheet for all leases with terms longer than 12 months, as well as the disclosure of key information about leasing arrangements. ASU 2016-02 requires recognition in the statement of operations of a single lease cost, calculated so that the cost of the lease is allocated over the lease term. ASU 2016-02 requires classification of all cash payments within operating activities in the statement of cash flows. Disclosures are required to provide the amount, timing and uncertainty of cash flows arising from leases. A modified retrospective transition approach is required for lessees for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early application is permitted. In July 2018, the FASB issued ASU 2018-10, Codification Improvements to Topic 842, Leases. The Company is currently evaluating the impact of the adoption of ASU 2016-02 on the Company’s consolidated financial statement presentation or disclosures.

NOTE 4 – OTHER CURRENT ASSETS

Other current assets consist of the following:

	December 31, 2018	December 31, 2017
Bid deposit	$73	$77
Employee advance	—	1,557
Other receivables	8,114	13,215
Other	(297)	1,320
	$7,889	$16,169

DONGXING INTERNATIONAL INC.

Notes to Consolidated Financial Statements

December 31, 2018 and 2017

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

NOTE 6 - RELATED PARTY TRANSACTIONS AND BALANCES

Due to related parties are non-interest bearing and due on demand. The balance of due to related parties consists of the following:

	Notes	December 31, 2018	December 31, 2017
Stockholders
Cheng, Zhao	(1)	$369,702	$222,682
Jufang, Yang	(3)	7,285	7,652
Other related parties
Harbin Dongke Optronics Science and Technology Co., Ltd. ("Dongke")	(2)	41,449	81,723
Total due to related parties		$418,436	$312,057

(1)       Mr. Cheng Zhao is the Company's CEO and a stockholder. During the years ended December 31, 2018 and 2017, Mr. Cheng advance $173,804 and $187,706 to the Company. During the year ended December 31, 2018, Mr. Cheng agreed to reduce the Company's obligation by $10,000 in satisfaction of Mr. Cheng's stock subscription in that amount (See Note 8). On April 16, 2018, the Company signed a lease agreement with Mr. Cheng Zhao to lease office space from Mr. Cheng Zhao in China for approximately $12,000 (RMB80,000) for rent period from May 1, 2018 to December 31, 2018. The lease was renewed on December 29, 2018 for one year until December 31, 2019 for approximately $18,000 (RMB120,000) per annual. Rent expense incurred to Mr. Cheng Zhao was approximately $12,000 for the year ended December 31, 2018 (See Note 10).

(2)       Dongke is a company organized in China. Mr. Cheng Zhao, stockholder and Chief Executive Officer of the Company, was the president of Dongke until 2015. During the years ended December 31, 2018 and 2017, the Company made repayment of $37,707 and $48,068 respectively to Dongke on account of prior advances. In addition, the Company’s subsidiary, Harbin Dongxing, provided design service to Dongke in the amount of $1,834 during the year ended December 31, 2018.

(3)       Ms. Jufang Yang is a stockholder of the Company. During the year ended December 31, 2017, Ms. Jufang Yang advanced $7,652 (RMB50,000) to the Company as an investment deposit.

DONGXING INTERNATIONAL INC.

Notes to Consolidated Financial Statements

December 31, 2018 and 2017

NOTE 7 - ACCRUED EXPENSES AND OTHER PAYABLES

Accrued expenses and other payables consisted of the following:

	December 31, 2018	December 31, 2017
Accrued expenses	$38,115	$24,180
Tax payable	516	717
Deposit payable	24,843	26,093
Salary payable	6,844	—
Others	212	1,660
	$70,530	$52,650

NOTE 8 - STOCKHOLDERS’ DEFICIENCY

Capital contribution

During the years ended December 31, 2018 and 2017, Mr. Cheng Zhao, the Company CEO and a stockholder, made capital contribution to the Company of $0 and $21,698, respectively.

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

December 31, 2018 and 2017

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

A reconciliation of the provision for income taxes determined at the U.S. statutory rate of 21% and 35% to the Company's effective income tax rate is as follows:

	Years ended December 31,
	2018	2017
Loss before provision for income tax	$(177,952)	$(159,184)
U.S. federal corporate income tax rate	21%	35%
Expected U.S. income tax credit	(37,370)	(55,714)
Tax rate difference between U.S. and foreign operations	(7,111)	15,947
Change of valuation allowance	44,481	39,767
Effective tax expense	$—	$—

The Company had deferred tax assets as follows:
	December 31,	December 31,
	2018	2017
Net operating losses carried forward	$225,558	$199,564
Less: Valuation allowance	(225,558)	(199,564)
Net deferred tax assets	$—	$—

As of December 31, 2018, the Company has approximately $900,000 net operating loss carryforwards available in China and HK SAR to reduce future taxable income. The net operating loss of Chinese subsidiaries could be carried forward for a period of not more than five years from the year of the initial loss pursuant to relevant PRC tax laws and regulations. The net operating loss from Hong Kong operations can be carried forward with no time limit from the year of the initial loss pursuant to relevant Hong Kong tax laws and regulations. It is more likely than not that the deferred tax assets cannot be utilized in the future because there will not be significant future earnings from the entity which generated the net operating loss. Therefore, the Company recorded a full valuation allowance on its deferred tax assets.

DONGXING INTERNATIONAL INC.

Notes to Consolidated Financial Statements

December 31, 2018 and 2017

As of December 31, 2018 and 2017, the Company has no material unrecognized tax benefits which would favorably affect the effective income tax rate in future periods, and does not believe that there will be any significant increases or decreases of unrecognized tax benefits within the next twelve months. No interest or penalties relating to income tax matters have been imposed on the Company during the years ended December 31, 2018 and 2017, and no provision for interest and penalties is deemed necessary as of December 31, 2018 and 2017.

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

NOTE 10 - COMMITMENT AND CONTINGENCIES

Lease commitments

Lease with independent parties

The Company has entered into office lease agreements with independent parties which expire on April 17, 2018. On December 1, 2017, the Company renewed the lease for another half year from May 1, 2018 to October 31, 2018. The Company’s lease payments are paid annually in advance and has been paid in full as of December 31, 2017.

The Company subleased part of the office space to a third party with annual rent of approximately $17,000. The sublease expires on April 17, 2018. The rental income from sublease was recorded as net of rental expense. Uncollected rent was recorded as rent receivable on the Company's balance sheet. The rental income received in 2018 under the noncancelable sublease aggregates approximately $4,800.

DONGXING INTERNATIONAL INC.

Notes to Consolidated Financial Statements

December 31, 2018 and 2017

Lease with related parties

On April 16, 2018, the Company signed a lease agreement with Mr. Cheng Zhao to lease office space from Mr. Cheng Zhao in China for approximately $12,000 (RMB80,000) for rent period from May 1, 2018 to December 31, 2018. The lease was renewed on December 29, 2018 for one year until December 31, 2019 for approximately $18,000 (RMB120,000) per annual. Lease payment of approximately $12,000 (RMB80,000) was paid in December 2018. The rent expense to be paid in 2019 under the noncancelable lease agreement aggregates approximately $18,000 (RMB120,000).

The net rental expense (independent parties and related parties) was approximately $44,000 and $32,000 for the years ended December 31, 2018 and 2017, respectively.

NOTE 11 - MAJOR CUSTOMERS

Sales to two customers represented 74% and 17% of total sales for the year ended December 31, 2018, respectively and sales to one customer represented 89% of total sales for the year ended December 31, 2017.

NOTE 12 - SUBSEQUENT EVENT

The Company has evaluated the existence of significant events subsequent to the balance sheet date through the date the financial statements were issued and has determined that there were no subsequent events or transactions which would require recognition or disclosure in the financial statements.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not Applicable

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures. As of December 31, 2018, Cheng Zhao, our Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of the Company’s disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934. Based upon that evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures have the following material weaknesses:

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

Based on his evaluation, Mr. Cheng concluded that the Company’s system of disclosure controls and procedures was not effective as of December 31, 2018 for the purposes described in this paragraph.

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

Management’s Report on Internal Control over Financial Reporting

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934. We have assessed the effectiveness of those internal controls as of December 31, 2018 using the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) Internal Control – Integrated Framework (1992) as a basis for our assessment.

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

Management does not believe that the current level of the Company’s operations warrants a remediation of the weaknesses identified in this assessment. However, because of the above condition, management’s assessment is that the Company’s internal controls over financial reporting were not effective as of December 31, 2018.

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

Dongxing International Inc.

The name of the sole officer and director of Dongxing International Inc., our U.S. parent company, and certain information about him, is set forth below:

Name	Age	Position(s)	Director Since
Cheng Zhao	44	Chairman of the Board, Chief Executive Officer, Chief Financial Officer	2015

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

Harbin Dongxing Energy Saving Technical Service Co., Ltd.

The names of officers of Harbin Dongxing, our operating company, and certain information about them, are set forth below:

Name	Age	Position(s)
Cheng Zhao	44	President
Zhao Zhongnan	49	Finance Manager
Yi Liqiu	46	Engineering Manager

Cheng Zhao. See above.

Zhao Zhongnan. Zhao Zhongnan has over twenty years experience in financial management. Prior to being engaged as Finance Manager by Harbin Dongxing in 2016, Ms. Zhao was employed for ten years as Finance Manager of Harbin Zhengda Longxiang Pharmaceutical Co., Ltd. Previously, from 2000 to 2007, Ms. Zhao was employed as Finance Director of Harbin Shenlan Jiade Technology R&D Co., Ltd., and from 1997 to 2000 as an Accounting Assistant in the Harbin Dazheng Accounting Firm. Ms. Zhao graduated from the Harbin University of Commerce in 1997 with a major in Commercial Economic Administration. She was certified as a Middle-Level Certified Accountant in 2005.

Yi Liqui. Yi Liqui has sixteen years experience in production engineering, and is currently responsible for supervising the engineering and design functions of Harbin Dongxing. Mr. Yi gained his understanding of LED technology while employed as Electrical Design and Production Supervisor for the Harbin Institute of Technology Bada Group, Director of Electrical Design for the Harbin Huachun Medical Chemistry Environmental Protection Co., Ltd., and Designer and Team Leader for the Harbin Tianye Electronic Co., Ltd., among other employers. Mr. Yi earned a Bachelor degree in industrial automation.

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

Section 16(a) Beneficial Ownership Reporting Compliance

None of the officers, directors or beneficial owners of more than 10% of the Company’s common stock failed to file on a timely basis the reports required by Section 16(a) of the Exchange Act during the year ended December 31, 2018, except that Cheng Zhao has failed to file a Form 3 and a Form 4 when due.

Item 11. Executive Compensation

The following table sets forth all compensation awarded to, earned by, or paid by Dongxing International Inc. and its subsidiaries to its Chief Executive Officer during the past three fiscal years. There was no officer or employee whose compensation for 2018 exceeded $100,000.

	Fiscal Year	Salary	Bonus	Stock Awards	Option Awards	Other Compensation
Cheng Zhao	2018	$5,587	—	—	—	$1,707
	2017	$11,000	—	—	—	$2,200
	2016	$5,871	—	—	—	$541

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

Equity Grants

The following tables set forth certain information regarding the stock options acquired by the Company’s Chief Executive Officer during the year ended December 31, 2018 and those options held by him on December 31, 2018.

Option Grants in the Last Fiscal Year

					Potential realizable value at assumed annual rates of appreciation for option term
	Number of securities underlying option granted	Percent of total options granted to employees in fiscal year	Exercise Price ($/share)	Expiration Date	5%	10%
Cheng Zhao	—	—	—	—	—	—

The following tables set forth certain information regarding the stock grants received by the executive officers named in the table above during the year ended December 31, 2018 and held by them unvested at December 31, 2018.

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
49

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

Beneficial Owner(1)	Amount and Nature of Beneficial Ownership	Percentage of Class
Cheng Zhao	9,500,000	31.7%
All officers and directors As a group (1 person)	9,500,000	31.7%
____________________________
(1)	The address of each shareholder, unless otherwise noted, is c/o Dongxing International Inc., Room 1101, International Finance Building, 633 Keji'er Street, Songbei District, Harbin, Heilongjiang Province, P.R. China

Item 13.   Certain Relationships and Related Transactions and Director Independence

Except as set forth in Note 6: “Related Party Transactions and Balances” to the Notes to Consolidated Financial Statements, there have been no transactions since the beginning of the 2018 fiscal year, or any currently proposed transaction, in which Dongxing International or any of its subsidiaries was or are to be a participant and the amount involved exceeded or exceeds the lesser of $120,000 or one percent of the average of the total assets of Harbin Dongxing at year-end for the last two completed fiscal years, and in which any related person had or will have a direct or indirect material interest.

Director Independence

None of the members of the Board of Directors is independent, as “independence” is defined in the Rules of the NYSE MKT.

Item 14.    Principal Accountant Fees and Services

Prager Metis CPAs LLC was engaged to serve as the Company's independent registered public accounting firm on October 12, 2018. Prior to that date, Paritz & Company, P.A. was engaged as the Company's independent registered public accounting firm.

Audit Fees

Prager Metis CPAs LLC billed $27,000 in connection with the audit and reviews of the Company’s financial statements for the year ended December 31, 2018. Paritz & Company, P.A. billed $10,000 and $36,000, respectively, in connection with the audit and reviews of the Company’s financial statements for the years ended December 31, 2018 and 2017. Also included are those services normally provided by the accountant in connection with the Company’s statutory and regulatory filings.

Audit-Related Fees

Prager Metis CPAs LLC did not bill the Company for any Audit-Related fees in fiscal 2018. Paritz & Company, P.A. did not bill the Company for any Audit-Related fees in fiscal 2017.

Tax Fees

Prager Metis CPAs LLC billed the Company $3,500 in fiscal 2018 for professional services rendered for tax compliance, tax advice and tax planning. Paritz & Company, P.A. billed the Company $3,500 in fiscal 2017 for professional services rendered for tax compliance, tax advice and tax planning.

All Other Fees

Prager Metis CPAs LLC did not bill the Company for any other fees in fiscal 2018.

Paritz & Company, P.A. did not bill the Company for any other fees in fiscal 2017.

It is the policy of the Company that all services, other than audit, review or attest services, must be pre-approved by the Board of Directors.

Item 15.   Exhibits and Financial Statement Schedules

Exhibits

3.1	Certificate of Incorporation - filed as an exhibit to the Company’s Registration Statement on Form 10 filed on September 8, 2010, and incorporated herein by reference.
3.1(a)	Certificate of Amendment of Certificate of Incorporation dated May 20, 2011 - filed as an exhibit to the Current Report on Form 8-K filed on May 31, 2011, and incorporated herein by reference.
3.1(b)	Certificate of Amendment of Certificate of Incorporation dated December 23, 2013 - filed as an exhibit to the Current Report on Form 8-K filed on December 27, 2013, and incorporated herein by reference.
3.1(c)	Certificate of Amendment of Certificate of Incorporation dated November 19, 2015 - filed as an exhibit to the Current Report on Form 8-K filed on November 20, 2015, and incorporated herein by reference.
3.1(d)	Certificate of Amendment of Certificate of Incorporation dated August 9, 2018 - filed as an exhibit to the Current Report on Form 8-K filed on August 13, 2018, and incorporated herein by reference.
3.2	By-laws - filed as an exhibit to the Company’s Registration Statement on Form 10 filed on September 8, 2010, and incorporated herein by reference.
10.1	Exclusive Business Cooperation Agreement dated March 30, 2016 between Harbin Donghui Technology Co., Ltd. and Harbin Dongxing Energy Saving Technical Service Co., Ltd. (1)
10.2	Exclusive Purchase Right Agreement dated March 30, 2016 between Harbin Donghui Technology Co., Ltd., Cheng Zhao, Su Dianli and Harbin Dongxing Energy Saving Technical Service Co., Ltd. (1)
10.3	Pledge of Shares Agreement dated March 30, 2016 between Harbin Donghui Technology Co., Ltd., Cheng Zhao, Su Dianli and Harbin Dongxing Energy Saving Technical Service Co., Ltd. (1)
10.4	Letter of Authority dated March 30, 2016 given by Cheng Zhao to Harbin Donghui Technology Co., Ltd. (1)
10.5	Letter of Consent dated March 30, 2016 given by Ding Xue to Harbin Donghui Technology Co., Ltd. (1)
10.6	Letter of Authority dated March 30, 2016 given by Su Dianli to Harbin Donghui Technology Co., Ltd. (1)
10.7	Letter of Consent dated March 30, 2016 given by Shu Xueli to Harbin Donghui Technology Co., Ltd. (1)
10.8	Form of Distribution Agreement between Harbin Dongxing Online Technology Co., Ltd. and suppliers. (1)
21	Subsidiaries
31	Rule 13a-14(a) Certification
32	Rule 13a-14(b) Certification
101.INS	XBRL Instance
101.SCH	XBRL Schema
101.CAL	XBRL Calculation
101.DEF	XBRL Definition
101.LAB	XBRL Label
101.PRE	XBRL Presentation

 ______________________________

(1)	Filed as an exhibit to the Current Report on Form 8-K filed on October 14, 2016 and incorporated herein by reference.
ITEM 16.	FORM 10-K SUMMARY. None.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dongxing International Inc.

By: /s/ Cheng Zhao

Cheng Zhao, Chief Executive Officer

In accordance with the Exchange Act, this Report has been signed below on April 15, 2019 by the following persons, on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Cheng Zhao

Cheng Zhao, Director

Chief Executive Officer,
Chief Financial and Accounting Officer

