Form 10-Q
period 2019-03-31
Dongxing International Inc.
filed 2019-05-20
CIK 1500861

U. S. Securities and Exchange Commission

Washington, D. C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files.) Yes [X] No [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes [ ] No [X]

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

May 20, 2019 Common Voting Stock: 30,000,000

DONGXING INTERNATIONAL, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE FISCAL QUARTER ENDED MARCH 31, 2019

Dongxing International Inc.
Consolidated Balance Sheets
(Unaudited)

	March 31, 2019	December 31, 2018
ASSETS
Current Assets
Cash	$509	$638
Accounts receivable, net of allowance of $20,441 and $20,055, respectively	41,314	42,110
Inventories	2,696	2,645
Project in progress	57,170	56,089
Other current assets	517	7,889
Total Current Assets	102,206	109,371

Other Assets
Office equipment, net of accumulated depreciation of $9,377 and $8,865, respectively	2,371	2,661
Total Assets	$104,577	$112,032

LIABILITIES AND STOCKHOLDERS' DEFICIENCY
Liabilities
Current Liabilities
Due to related parties	$459,251	$418,436
Advance from customers	57,170	56,089
Accrued expenses and other payables	59,321	70,530
Total Current Liabilities	575,742	545,055
Total Liabilities	575,742	545,055

Stockholders' Deficiency
Preferred stock, $0.0001 par value, 5,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.0001 par value, 250,000,000 shares authorized, 30,000,000 shares issued and outstanding	3,000	3,000
Additional paid-in capital	660,041	660,041
Accumulated deficit	(1,073,629)	(1,045,478)
Accumulated other comprehensive income (loss)	(4,079)	4,007
Total Stockholders' Deficiency of Dongxing International Inc.	(414,667)	(378,430)
Non-controlling interest	(56,498)	(54,593)
Total Stockholders' Deficiency	(471,165)	(433,023)
Total Liabilities and Stockholders’ Deficiency	$104,577	$112,032

The accompanying notes are an integral part of these consolidated financial statements.

Dongxing International Inc.
Consolidated Statements of Comprehensive Loss
(Unaudited)

	For the Three Months Ended
	March 31,
	2019	2018
Revenue	$2,763	$1,396
Cost of revenue	1,423	1,083
Gross profit	1,340	313

Operating expenses
Selling, general and administrative expense	30,970	31,117
Total operating expenses	30,970	31,117

Loss before provision for income tax	(29,630)	(30,804)
Provision for income tax	—	—
Net loss	(29,630)	(30,804)
Less: Loss attributable to non-controlling interest	(1,479)	(1,532)
Net loss attributable to Dongxing International Inc.	(28,151)	(29,272)

Other comprehensive loss
Foreign currency translation adjustment	(8,512)	(11,750)
Comprehensive loss	(38,142)	(42,554)
Less: Comprehensive loss attributable to non-controlling interest	(1,905)	(2,119)
Comprehensive loss attributable to Dongxing International Inc.	$(36,237)	$(40,435)

Loss per share - Basic and Diluted	$(0.00)	$(0.00)
Weighted average shares outstanding - Basic and Diluted	30,000,000	30,000,000

The accompanying notes are an integral part of these consolidated financial statements.

Dongxing International Inc.
Consolidated Statements of Stockholders' Deficiency
(Unaudited)

	Preferred Stock		Common Stock
	Number of Shares	Amount	Number of Shares	Amount	Additional Paid-in Capital	Stock Subscription Receivable	Accumulated Deficit	Accumulated Other Comprehensive Income (loss)	Non- Controlling Interest	Total
Balance at December 31, 2018	—	$—	30,000,000	$3,000	$660,041	$—	$(1,045,478)	$4,007	$(54,593)	$(433,023)
Net loss	—	—	—	—	—	—	(28,151)	—	(1,479)	(29,630)
Foreign currency translation adjustment	—	—	—	—	—	—	—	(8,086)	(426)	(8,512)
Balance at March 31, 2019	—	$—	30,000,000	$3,000	$660,041	$—	$(1,073,629)	$(4,079)	$(56,498)	$(471,165)

	Preferred Stock		Common Stock
	Number of Shares	Amount	Number of Shares	Amount	Additional Paid-in Capital	Stock Subscription Receivable	Accumulated Deficit	Accumulated Other Comprehensive Income (loss)	Non- Controlling Interest	Total
Balance at December 31, 2017	—	$—	30,000,000	$3,000	$850,041	$(200,000)	$(876,415)	$(14,918)	$(46,700)	$(284,992)
Net loss	—	—	—	—	—	—	(29,272)	—	(1,532)	(30,804)
Foreign currency translation adjustment	—	—	—	—	—	—	—	(11,163)	(587)	(11,750)
Balance at March 31, 2018	—	$—	30,000,000	$3,000	$850,041	$(200,000)	$(905,687)	$(26,081)	$(48,819)	$(327,546)

The accompanying notes are an integral part of these consolidated financial statements.

Dongxing International, Inc. Consolidated Statements of Cash Flows
(Unaudited)

	For the Three Months Ended
	March 31,
	2019	2018
CASH FLOW FROM OPERATING ACTIVITIES
Net loss	$(29,630)	$(30,804)
Adjustment to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	340	217
Reversal of bad debt provision	—	(3,300)
Change in operating assets and liabilities:
Accounts receivable	1,604	3,300
Inventory	—	11
Lease payment receivable	—	3,929
Prepaid rent	—	9,098
Other current assets	7,510	14,498
Accrued expenses and other payables	(12,543)	(3,549)
Net cash used in operating activities	(32,719)	(6,600)

CASH FLOW FROM INVESTING ACTIVITIES
Purchase of office equipment	—	(1,731)
Net cash used in investing activities	—	(1,731)

CASH FLOW FROM FINANCING ACTIVITIES
Proceeds from related party loan, net of repayment	32,578	7,928
Net cash provided by financing activities	32,578	7,928

Effect of exchange rate changes on cash	12	58
DECREASE IN CASH	(129)	(345)
Cash - beginning of period	638	1,644
Cash - ending of period	$509	$1,299

Supplement disclosure information
Cash paid for interest	$—	$—
Cash paid for income taxes	$—	$—

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

DONGXING INTERNATIONAL INC.

Notes to Consolidated Financial Statements

(Unaudited)

NOTE 2 – GOING CONCERN

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company had a working capital deficit of $473,536 and an accumulated deficit of $1,073,629 as of March 31, 2019, at which time the Company's stockholders’ deficiency was $414,667. The Company has not generated cash or income from its operation since inception. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

NOTE 3 - BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Preparation and Consolidation

The accompanying unaudited interim consolidated financial statements (“interim statements”) of the Company have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X issued by the U.S. Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of the Company’s management, the accompanying unaudited interim financial statements contain all the adjustments necessary (consisting only of normal recurring accruals) to present fairly the financial position of the Company as of March 31, 2019 and the results of operations and cash flows for the periods ended March 31, 2019 and 2018. The financial data and other information disclosed in these notes to the interim financial statements related to these periods are unaudited. The results of operations for the three months ended March 31, 2019 are not necessarily indicative of the operating results for the full fiscal year or any future period. The balance sheet as of December 31, 2018 has been derived from the audited financial statements at that date. These unaudited consolidated financial statements should be read in conjunction with the financial statements and related notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018 filed with the SEC on April 15, 2019.

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

DONGXING INTERNATIONAL INC.

Notes to Consolidated Financial Statements

(Unaudited)

Lease

In February 2016, the FASB established Topic 842, Leases, by issuing Accounting Standards Update (ASU) No. 2016-02, which requires lessees to recognize leases on their balance sheet and disclose key information about the leasing arrangements. The new standard establishes a right-of-use model (“ROU”) that requires a lessee to recognize an ROU asset and lease liability on the balance sheet for all leases with a term longer than 12 months.

The new standard is effective for us on January 1, 2019, with early adoption permitted. An entity may choose to use either (1) its effective date or (2) the beginning of the earliest comparative period presented in the financial statements as its date of initial application. The Company adopted the new standard on January 1, 2019 and used the effective date as our date of initial application. Consequently, financial information is not provided for the dates and periods before January 1, 2019. The new standard provides a number of optional expedients in transition. The Company elected the package of practical expedients which permits us not to reassess under the new standard our prior conclusions about lease identification, lease classification and initial direct costs.

The new standard has no material effect on our consolidated financial statements as the Company does not have a lease with a term longer than 12 months.

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

The exchange rates used to translate amounts in RMB or HKD into U.S. Dollars for the purposes of preparing the consolidated financial statements are based on the rates as published on the website of People’s Bank of China and are as follows:

	March 31, 2019	December 31, 2018
Balance sheet items, except for equity accounts	US$1=RMB6.7335	US$1=RMB6.8632
	US$1=HKD7.8498	US$1=HKD7.8329

Three Months Ended March 31
	2019	2018
Items in the statements of comprehensive loss and cash flows	US$1=RMB6.7468	US$1=RMB6.3632
	US$1=HKD7.8458	US$1=HKD7.8278

DONGXING INTERNATIONAL INC.

Notes to Consolidated Financial Statements

(Unaudited)

Foreign Currency (continued)

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

Recent Accounting Pronouncements

From time to time, new accounting pronouncements are issued by the Financial Accounting Standards Board or other standard bodies that may have an impact on the Company’s accounting and reporting. The Company believes that any recently issued accounting pronouncements and other authoritative guidance for which the effective date is in the future either will not have an impact on its accounting or reporting or that such impact will not be material to its financial position, results of operations, and cash flows when implemented.

NOTE 4 - RELATED PARTY TRANSACTIONS AND BALANCES

Due to related parties are non-interest bearing and due on demand. The balance of due to related parties consists of the following:

	Notes	March 31, 2019	December 31, 2018
Stockholders
Cheng, Zhao	(1)	$417,236	$369,702
Jufang, Yang	(3)	7,426	7,285
Other related parties
Harbin Dongke Optronics Science and Technology Co., Ltd. ("Dongke")	(2)	34,589	41,449
Total due to related parties		$459,251	$418,436

(1)       Mr. Cheng Zhao is the Company's CEO and a stockholder. During the three months ended March 31, 2019 and 2018, Mr. Cheng advance $ 40,221 and $ 14,875 respectively to the Company. On December 29, 2018, the Company signed a lease agreement with Mr. Cheng Zhao to lease office space from Mr. Cheng Zhao in China for approximately $18,000 (RMB120,000) per annum for the rent period from January 1, 2019 to December 31, 2019. Rent expense incurred to Mr. Cheng Zhao was approximately $4,400 for the three months ended March 31, 2019.

(2)       Dongke is a company organized in China. Mr. Cheng Zhao, stockholder and Chief Executive Officer of the Company, was the president of Dongke until 2015. During the three months ended March 31, 2019 and 2018, the Company made repayment of $7,645 and $6,946 respectively to Dongke on account of prior advances.

(3)       Ms. Jufang Yang is a stockholder of the Company.

DONGXING INTERNATIONAL INC.

Notes to Consolidated Financial Statements

(Unaudited)

NOTE 5 - ACCRUED EXPENSES AND OTHER PAYABLES

Accrued expenses and other payables consisted of the following:

	March 31, 2019	December 31, 2018
Accrued expenses	$23,679	$38,115
Tax payable	—	516
Deposit payable	25,321	24,843
Salary payable	9,422	6,844
Others	899	212
	$59,321	$70,530

NOTE 6 - INCOME TAXES

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

A reconciliation of the provision for income taxes determined at the U.S. statutory rate of 21% to the Company's effective income tax rate is as follows:

	Three Months ended March 31,
	2019	2018
Loss before provision for income tax	$(29,630)	$(30,804)
U.S. federal corporate income tax rate	21%	21%
Expected U.S. income tax credit	(6,222)	(6,469)
Tax rate difference between U.S. and foreign operations	(1,185)	(1,226)
Change of valuation allowance	7,407	7,695
Effective tax expense	$-	$-

The Company had deferred tax assets as follows:
	March 31,	December 31,
	2019	2018
Net operating losses carried forward	$223,985	$225,558
Less: Valuation allowance	(223,985)	(225,558)
Net deferred tax assets	$-	$-

DONGXING INTERNATIONAL INC.

Notes to Consolidated Financial Statements

(Unaudited)

NOTE 6 - INCOME TAXES (continued)

As of March 31, 2019, the Company has approximately $897,000 net operating loss carryforwards available in China and HK SAR to reduce future taxable income. The net operating loss of Chinese subsidiaries could be carried forward for a period of not more than five years from the year of the initial loss pursuant to relevant PRC tax laws and regulations. The net operating loss from Hong Kong operations can be carried forward with no time limit from the year of the initial loss pursuant to relevant Hong Kong tax laws and regulations. It is more likely than not that the deferred tax assets cannot be utilized in the future because there will not be significant future earnings from the entity which generated the net operating loss. Therefore, the Company recorded a full valuation allowance on its deferred tax assets.

As of March 31, 2019 and December 31, 2018, the Company has no material unrecognized tax benefits which would favorably affect the effective income tax rate in future periods, and does not believe that there will be any significant increases or decreases of unrecognized tax benefits within the next twelve months. No interest or penalties relating to income tax matters have been imposed on the Company during the three months ended March 31, 2019 and 2018, and no provision for interest and penalties is deemed necessary as of March 31, 2019 and December 31, 2018.

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

The U.S. Tax Cuts and Jobs Act (Tax Act) was enacted on December 22, 2017 and introduces significant changes to U.S. income tax law. Effective in 2018, the Tax Act reduced the U.S. statutory tax rate for corporations from 35% to 21% and created new taxes on certain foreign-sourced earnings and certain related-party payments, which are referred to as the global intangible low-taxed income tax and the base erosion tax, respectively. The Tax Act requires the Company to pay U.S. income taxes on accumulated foreign subsidiary earnings not previously subject to U.S. income tax at a rate of 15.5% to the extent of foreign cash and certain other net current assets and 8% on the remaining earnings. Since the Company’s foreign subsidiaries have not generated income since inception, the Company believes that Tax Act will not have significant impact on the Company’s consolidated financial statements.

NOTE 7 - SUBSEQUENT EVENT

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

Our revenue for the first quarter of 2019 was nominal: $2,763 on which we recorded a gross profit of $1,340. That revenue, however, represented a 98% increase over revenue of $1,396 recorded in the first quarter of 2018, on which we realized a gross profit of $313. In both periods our attention was primarily focused on development of the Mengqiao Platform. As a result, sales revenue from our lighting business lagged. Our plan is that, when we are able to launch the Mengqiao Platform, we will use it to leverage growth in our lighting equipment business.

Our operating expenses of $30,970 and $31,117 for the first quarters of 2019 and 2018, respectively, were comprised, primarily, of professional expenses, salaries and office rent. Our labor cost is high, relative to revenue, because the majority of our employees are engaged in developing our online platform.

Our net losses of $29,630 for the three months ended March 31, 2019 and $30,804 for the three months ended March 31, 2018 were identical to our losses from operations for those periods, as we incurred no interest expense nor any other income or expense, nor had income to be taxed. Our VIE agreements, however, assign to Harbin Donghui only 95% of the profit or loss reported by Harbin Dongxing. For that reason, we reduced the net loss on the Dongxing International consolidated statements by an allocation to non-controlling interest. After that allocation, the net loss attributable to the shareholders of Dongxing International Inc. was $28,151 ($0.00 per share) for the three months ended March 31, 2019 and $29,272 ($0.00 per share) for the three months ended March 31, 2018. We expect to continue to incur losses until our online marketing business is launched, as we are paying the expenses of that business without any offsetting revenue.

Our reporting currency is the U.S. dollar. Our local currency, the Renminbi (RMB), is our functional currency. Results of operations and cash flow are translated at average exchange rates during the period being reported upon, and assets and liabilities are translated at the unified exchange rate as quoted by the People’s Bank of China on the balance sheet date. Translation adjustments resulting from this process are included in accumulated other comprehensive income in the statements of stockholders’ equity. Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the results of operations as incurred. For the three months ended March 31, 2019 foreign currency translation adjustments yielded other comprehensive loss of $8,512, while such adjustments during the three months ended March 31, 2018 provided us other comprehensive loss of $11,750.

Liquidity and Capital Resources

The development of our company has been funded primarily by contributions to capital and loans from our equity-holders. As a result, at March 31, 2019 we had no debt other than $459,251 owed to related parties. This included $34,589 owed to Harbin Dongke Optronics Science and Technology Co., Ltd., representing lighting products sold to Harbin Dongrong in 2013 for a project that is not yet completed. The debt became consolidated with our balance sheet when our Chairman, Cheng Zhao, contributed Harbin Dongrong to Harbin Dongxing. A payment of $7,645 in reduction of the debt was made during the three months ended March 31, 2019, and the remainder will be satisfied when the project is completed, Harbin Dongrong is paid, and in turn Harbin Dongrong pays Harbin Dongke. Cheng Zhao was the General Manager of Harbin Dongke until the end of 2015.

At March 31, 2019 we had a working capital deficit of $(473,536), an increase in the deficit of $37,852 during the first quarter of 2019. Our company is viable despite the working capital deficit because the amount we owe to related parties constitutes almost 97% of the deficit, and we will not be required to satisfy the related party debts until we have sufficient cash flow.

Our operations used $32,719 in cash during the three months ended March 31, 2019 and $6,600 in cash during the first quarter of 2018. Our use of cash during the first quarter of 2019 exceeded our net loss primarily due to our amortization of our accrued expenses. During the first quarter of 2018, on the other hand, our use of cash was substantially less than our net loss primarily because we amortized prepaid rent and other current assets.

In both the first quarter of 2019 and the first quarter of 2018, the cash used in our operations (plus $1,731 used to purchase equipment in the first quarter of 2018) was funded by loans, $32,578 and $7,928 respectively, from our Chairman.

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

Restrictions on Transfers of Funds

The VIE Agreements among Harbin Donghui and the Harbin Dongxing Shareholders provide that Harbin Donghui is entitled to 95% of the net profits (and will bear all losses) arising from Harbin Dongxing’s operations plus a monthly fee of RMB 10,000 ($1,485).  The VIE Agreements also entitle Harbin Donghui to manage the operations and control the cash flows of Harbin Dongxing.   Although Harbin Donghui is entitled to Harbin Dongxing’s profits, any distributions of such profits from Harbin Donghui to our U.S. parent company must comply with applicable Chinese laws affecting payments from foreign invested enterprises incorporated in China to their equity holders.

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

Under PRC regulations, the Company’s operating subsidiary, Harbin Dongxing, may pay dividends only out of its accumulated profits, if any, determined in accordance with the accounting standards and regulations prevailing in the PRC. In addition, Harbin Dongxing is required to set aside at least 10% of its accumulated profits each year, if any, to fund the statutory general reserve until the balance of the reserve reaches 50% of its registered capital. The amount in excess of 10% of accumulated profits that may be contributed to the statutory general reserve is at Harbin Dongxing’s discretion. The statutory general reserve is not distributable in the form of cash dividends to the Company and can be used to make up cumulative prior year losses, if any, and may be converted into share capital by the issue of new shares to shareholders in proportion to their existing shareholdings, or by increasing the par value of the shares currently held by them, provided that the reserve balance after such use is not less than 25% of the registered capital.  As of March 31, 2019, no amount has been appropriated from retained earnings and set aside for the statutory reserve by Harbin Dongxing. There remains approximately 2,500,000 RMB ($371,278) to be appropriated from our future profits and set aside for the statutory reserve until we have satisfied the reserve requirement.

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

ITEM 3.       QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4.       CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures. As of March 31, 2019, Cheng Zhao, our Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of the Company’s disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934. Based upon that evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures have the following material weaknesses:

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

Based on his evaluation, Mr. Cheng concluded that the Company’s system of disclosure controls and procedures was not effective as of March 31, 2019 for the purposes described in this paragraph.

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
There have been no material changes from the risk factors included in the Annual Report on Form 10-K for the year ended December 31, 2018.

Item 2	Unregistered Sale of Securities and Use of Proceeds
(a) Unregistered sales of equity securities
There were no unregistered sales of equity securities by the Company during the first quarter of fiscal 2019.

(c) Purchases of equity securities
The Company did not repurchase any of its equity securities that were registered under Section 12 of the Securities Exchange Act during the first quarter of fiscal 2019.

Item 3.	Defaults Upon Senior Securities.
None.

Item 4.	Mine Safety Disclosures.
Not Applicable.

Item 5.	Other Information.
None.

Item 6.	Exhibits.

31	Rule 13a-14(a) Certification
32	13a-14(b) Certification
101.INS	XBRL Instance
101.SCH	XBRL Schema
101.CAL	XBRL Calculation
101.DEF	XBRL Definition
101.LAB	XBRL Label
101.PRE	XBRL Presentation

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

DONGXING INTERNATIONAL INC.
Date: May 20, 2019	By: /s/ Cheng Zhao
Cheng Zhao Chief Executive Officer and Chief Financial Officer

