Form 10-Q
period 2019-06-30
Dongxing International Inc.
filed 2019-08-09
CIK 1500861

U. S. Securities and Exchange Commission

Washington, D. C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

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
Issuer’s Telephone Number: 86-1394-6000887
(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered

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

APPLICABLE ONLY TO CORPORATE ISSUERS: Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date:

August 9, 2019 Common Voting Stock: 30,000,000

DONGXING INTERNATIONAL, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE FISCAL QUARTER ENDED JUNE 30, 2019

Dongxing International Inc.
Consolidated Balance Sheets
(Unaudited)

	June 30, 2019	December 31, 2018
ASSETS
Current Assets
Cash	$1,472	$638
Accounts receivable, net of allowance of $20,021 and $20,055, respectively	40,465	42,110
Inventories	2,106	2,645
Project in progress	55,995	56,089
Other current assets	1,934	7,889
Total Current Assets	101,972	109,371

Other Assets
Office equipment, net of accumulated depreciation of $9,519 and $8,865, respectively	1,988	2,661
Total Assets	$103,960	$112,032

LIABILITIES AND STOCKHOLDERS' DEFICIENCY
Liabilities
Current Liabilities
Due to related parties	$465,433	$418,436
Advance from customers	55,995	56,089
Accrued expenses and other payables	58,490	70,530
Total Current Liabilities	579,918	545,055
Total Liabilities	579,918	545,055

Stockholders' Deficiency
Preferred stock, $0.0001 par value, 5,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.0001 par value, 250,000,000 shares authorized, 30,000,000 shares issued and outstanding	3,000	3,000
Additional paid-in capital	660,041	660,041
Accumulated deficit	(1,087,555)	(1,045,478)
Accumulated other comprehensive income (loss)	5,290	4,007
Total Stockholders' Deficiency of Dongxing International Inc.	(419,224)	(378,430)
Non-controlling interest	(56,734)	(54,593)
Total Stockholders' Deficiency	(475,958)	(433,023)
Total Liabilities and Stockholders’ Deficiency	$103,960	$112,032

The accompanying notes are an integral part of these consolidated financial statements.

Dongxing International Inc.
Consolidated Statements of Comprehensive Loss
(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Revenue	$18,171	$—	$20,934	$1,396
Cost of revenue	535	—	1,958	1,083
Gross profit	17,636	—	18,976	313

Operating expenses
Selling, general and administrative expense	38,133	47,406	69,104	78,581
Total operating expenses	38,133	47,406	69,104	78,581

Loss from operations	(20,497)	(47,406)	(50,128)	(78,268)

Other income
Subsidy income	5,840	—	5,840	—
Interest income	1	2	2	4
Other income	—	—	—	56
Total other income	5,841	2	5,842	60

Loss before provision for income tax	(14,656)	(47,404)	(44,286)	(78,208)
Provision for income tax	—	—	—	—
Net loss	(14,656)	(47,404)	(44,286)	(78,208)
Less: Loss attributable to non-controlling interest	(730)	(2,369)	(2,209)	(3,901)
Net loss attributable to Dongxing International Inc.	(13,926)	(45,035)	(42,077)	(74,307)

Other comprehensive income (loss)
Foreign currency translation adjustment	9,863	18,245	1,351	6,495
Comprehensive loss	(4,793)	(29,159)	(42,935)	(71,713)
Less: Comprehensive loss attributable to non-controlling interest	(236)	(1,458)	(2,141)	(3,577)
Comprehensive loss attributable to Dongxing International Inc.	$(4,557)	$(27,701)	$(40,794)	$(68,136)

Loss per share - Basic and Diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)
Weighted average shares outstanding - Basic and Diluted	30,000,000	30,000,000	30,000,000	30,000,000

The accompanying notes are an integral part of these consolidated financial statements.

Dongxing International Inc.
Consolidated Statements of Stockholders' Deficiency
(Unaudited)

	Preferred Stock		Common Stock
	Number of Shares	Amount	Number of Shares	Amount	Additional Paid-in Capital	Stock Subscription Receivable	Accumulated Deficit	Accumulated Other Comprehensive Income (loss)	Non- Controlling Interest	Total
Balance at December 31, 2018	—	$—	30,000,000	$3,000	$660,041	$—	$(1,045,478)	$4,007	$(54,593)	$(433,023)
Net loss	—	—	—	—	—	—	(28,151)	—	(1,479)	(29,630)
Foreign currency translation adjustment	—	—	—	—	—	—	—	(8,086)	(426)	(8,512)
Balance at March 31, 2019	—	—	30,000,000	3,000	660,041	—	(1,073,629)	(4,079)	(56,498)	(471,165)
Net loss	—	—	—	—	—	—	(13,926)	—	(730)	(14,656)
Foreign currency translation adjustment	—	—	—	—	—	—	—	9,369	494	9,863
Balance at June 30, 2019	—	$—	30,000,000	$3,000	$660,041	$—	$(1,087,555)	$5,290	$(56,734)	$(475,958)

	Preferred Stock		Common Stock					Accumulated
	Number of Shares	Amount	Number of Shares	Amount	Additional Paid-in Capital	Stock Subscription Receivable	Accumulated Deficit	Other Comprehensive Income (loss)	Non- Controlling Interest	Total
Balance at December 31, 2017	—	$—	30,000,000	$3,000	$850,041	$(200,000)	$(876,415)	$(14,918)	$(46,700)	$(284,992)
Net loss	—	—	—	—	—	—	(29,272)	—	(1,532)	(30,804)
Foreign currency translation adjustment	—	—	—	—	—	—	—	(11,163)	(587)	(11,750)
Balance at March 31, 2018	—	—	30,000,000	3,000	850,041	(200,000)	(905,687)	(26,081)	(48,819)	(327,546)
Subscription received by conversion of related party loan	—	—	—	—	—	10,000	—	—	—	10,000
Net loss	—	—	—	—	—	—	(45,035)	—	(2,369)	(47,404)
Foreign currency translation adjustment	—	—	—	—	—	—	—	17,334	911	18,245
Balance at June 30, 2018	—	$—	30,000,000	$3,000	$850,041	$(190,000)	$(950,722)	$(8,747)	$(50,277)	$(346,705)

The accompanying notes are an integral part of these consolidated financial statements.

Dongxing International Inc.
Consolidated Statements of Cash Flows
(Unaudited)

	For the Six Months Ended
	June 30,
	2019	2018
CASH FLOW FROM OPERATING ACTIVITIES
Net loss	$(44,286)	$(78,208)
Adjustment to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	678	675
Reversal of bad debt provision	—	(4,866)
Change in operating assets and liabilities:
Accounts receivable	1,596	4,866
Inventory	542	16
Lease payment receivable	—	3,924
Prepaid rent	—	19,393
Other current assets	6,025	12,289
Unearned revenue	—	(28)
Accrued expenses and other payables	(12,087)	2,663
Net cash used in operating activities	(47,532)	(39,276)

CASH FLOW FROM INVESTING ACTIVITIES
Purchase of office equipment	—	(1,728)
Net cash used in investing activities	—	(1,728)

CASH FLOW FROM FINANCING ACTIVITIES
Proceeds from related party loan, net of repayment	48,379	40,015
Net cash provided by financing activities	48,379	40,015

Effect of exchange rate changes on cash	(13)	385
INCREASE (DECREASE) IN CASH	834	(604)
Cash - beginning of period	638	1,644
Cash - ending of period	$1,472	$1,040

Supplement disclosure information
Cash paid for interest	$—	$—
Cash paid for income taxes	$—	$—

Non-cash financing activities
Subscription received by conversion of related party loan	$—	$10,000

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

NOTE 2 – GOING CONCERN

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company had a working capital deficit of $477,946 and an accumulated deficit of $1,087,555 as of June 30, 2019, at which time the Company's stockholders’ deficiency was $419,224. The Company has not generated cash or income from its operation since inception. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

NOTE 3 - BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Preparation and Consolidation

The accompanying unaudited interim consolidated financial statements (“interim statements”) of the Company have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X issued by the U.S. Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of the Company’s management, the accompanying unaudited interim financial statements contain all the adjustments necessary (consisting only of normal recurring accruals) to present fairly the financial position of the Company as of June 30, 2019 and the results of operations and cash flows for the periods ended June 30, 2019 and 2018. The financial data and other information disclosed in these notes to the interim financial statements related to these periods are unaudited. The results of operations for the three and six months ended June 30, 2019 are not necessarily indicative of the operating results for the full fiscal year or any future period. The balance sheet as of December 31, 2018 has been derived from the audited financial statements at that date. These unaudited consolidated financial statements should be read in conjunction with the financial statements and related notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018 filed with the SEC on April 15, 2019.

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

DONGXING INTERNATIONAL INC.

Notes to Consolidated Financial Statements

(Unaudited)

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

The exchange rates used to translate amounts in RMB or HKD into U.S. Dollars for the purposes of preparing the consolidated financial statements are based on the rates as published on the website of People’s Bank of China and are as follows:

	June 30, 2019	December 31, 2018
Balance sheet items, except for equity accounts	US$1=RMB6.8747	US$1=RMB6.8632
	US$1=HKD7.8152	US$1=HKD7.8329

Six Months Ended June 30
	2019	2018
Items in the statements of comprehensive loss and cash flows	US$1=RMB6.7808	US$1=RMB6.3711
	US$1=HKD7.8429	US$1=HKD7.8380

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

DONGXING INTERNATIONAL INC.

Notes to Consolidated Financial Statements

(Unaudited)

NOTE 4 - RELATED PARTY TRANSACTIONS AND BALANCES

The amounts of due to related parties are non-interest bearing and due on demand. The balance of due to related parties consists of the following:

	Notes	June 30, 2019	December 31, 2018
Stockholders
Cheng, Zhao	(1)	$429,475	$369,702
Jufang, Yang	(3)	7,273	7,285
Other related parties
Harbin Dongke Optronics Science and Technology Co., Ltd. ("Dongke")	(2)	28,685	41,449
Total due to related parties		$465,433	$418,436

(1)       Mr. Cheng Zhao is the Company's CEO and a stockholder. During the six months ended June 30, 2019 and 2018, Mr. Cheng advanced $61,249 and $50,955 respectively to the Company. On April 16, 2018, the Company signed a lease agreement with Mr. Cheng Zhao to lease office space from Mr. Cheng Zhao in China for approximately $12,000 (RMB80,000) for the rent period from May 1, 2018 to December 31, 2018. The lease was renewed on December 29, 2018 for one year until December 31, 2019 for approximately $18,000 (RMB120,000) per annum. Rent expense incurred to Mr. Cheng Zhao was approximately $8,800 and $3,100 for the six months ended June 30, 2019 and 2018, respectively.

(2)       Dongke is a company organized in China. Mr. Cheng Zhao, stockholder and Chief Executive Officer of the Company, was the president of Dongke until 2015. During the six months ended June 30, 2019 and 2018, the Company made repayment of $12,870 and $10,940 respectively to Dongke on account of prior advances.

(3)       Ms. Jufang Yang is a stockholder of the Company.

NOTE 5 - ACCRUED EXPENSES AND OTHER PAYABLES

Accrued expenses and other payables consisted of the following:

	June 30, 2019	December 31, 2018
Accrued expenses	$25,000	$38,115
Tax payable	—	516
Deposit payable	24,801	24,843
Salary payable	6,012	6,844
Others	2,677	212
	$58,490	$70,530

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

A reconciliation of the provision for income taxes determined at the U.S. statutory rate of 21% to the Company's effective income tax rate is as follows:

	Six Months Ended June 30,
	2019	2018
Loss before provision for income tax	$(44,286)	$(78,208)
U.S. federal corporate income tax rate	21%	21%
Expected U.S. income tax credit	(9,300)	(16,424)
Tax rate difference between U.S. and foreign operations	(1,771)	(3,121)
Change of valuation allowance	11,071	19,545
Effective tax expense	$—	$—

The Company had deferred tax assets as follows:
	June 30,	December 31,
	2019	2018
Net operating losses carried forward	$218,669	$225,558
Less: Valuation allowance	(218,669)	(225,558)
Net deferred tax assets	$—	$—

As of June 30, 2019, the Company has approximately $876,000 net operating loss carryforwards available in China and HK SAR to reduce future taxable income. The net operating loss of Chinese subsidiaries could be carried forward for a period of not more than five years from the year of the initial loss pursuant to relevant PRC tax laws and regulations. The net operating loss from Hong Kong operations can be carried forward with no time limit from the year of the initial loss pursuant to relevant Hong Kong tax laws and regulations. It is more likely than not that the deferred tax assets cannot be utilized in the future because there will not be significant future earnings from the entity which generated the net operating loss. Therefore, the Company recorded a full valuation allowance on its deferred tax assets.

As of June 30, 2019 and December 31, 2018, the Company has no material unrecognized tax benefits which would favorably affect the effective income tax rate in future periods, and does not believe that there will be any significant increases or decreases of unrecognized tax benefits within the next twelve months. No interest or penalties relating to income tax matters have been imposed on the Company during the six months ended June 30, 2019 and 2018, and no provision for interest and penalties is deemed necessary as of June 30, 2019 and December 31, 2018.

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

Our revenue for the three and six months ended June 30, 2019 was modest: $18,171 on which we recorded a gross profit of $17,636, and $20,934 on which we recorded a gross profit of $18,976, respectively. That revenue, however, exceeded our results for the first half of 2018, when we recorded no revenue in the three months ended June 30, 2018 and only $1,396 in revenue for the six months ended June 30,2018. In both years our attention was primarily focused on development of the Mengqiao Platform. As a result, sales revenue from our lighting business lagged. Our plan is that, when we are able to launch the Mengqiao Platform, we will use it to leverage growth in our lighting equipment business.

Our operating expenses of $38,133 and $47,406 for the three months ended June 30, 2019 and 2018, respectively, and our operating expenses of $69,104 and 78,581 for the six months ended June 30, 2019 and 2018, respectively, were comprised, primarily, of professional expenses, salaries and office rent. Our labor cost is high, relative to revenue, because the majority of our employees are engaged in developing our online platform.

From time to time in our history, we have received subsidies from various government agencies to support the development of our business, which is related to an important project of the Chinese government. During the second quarter of 2019 we received a subsidy of $5,840. This, combined with $1 of interest income, partially offset our $20,497 loss from operations for the quarter, to yield a pre-tax and net loss of $14,656. This represented an improvement from the pre-tax and net loss of $47,404 that we incurred in the second quarter of 2018. The same factors applied in the six month periods ended June 30, 2019 and 2018, to yield loss from operations of $50,128 and $78,268, respectively, with net loss of $44,286 and $78,208, respectively.

Our VIE agreements assign to Harbin Donghui only 95% of the profit or loss reported by Harbin Dongxing. For that reason, we reduced the net loss on the Dongxing International consolidated statements by an allocation to non-controlling interest. After that allocation, the net loss attributable to the shareholders of Dongxing International Inc. was $13,926 ($0.00 per share) and $45,035 ($0.00 per share) for the three months ended June 30, 2019 and 2018, respectively, and $42,077 ($0.00 per share) and $74,307 ($0.00 per share) for the six months ended June 30, 2019 and 2018, respectively. We expect to continue to incur losses until our online marketing business is launched, as we are paying the expenses of that business without any offsetting revenue.

Our reporting currency is the U.S. dollar. Our local currency, the Renminbi (RMB), is our functional currency. Results of operations and cash flow are translated at average exchange rates during the period being reported upon, and assets and liabilities are translated at the unified exchange rate as quoted by the People’s Bank of China on the balance sheet date. Translation adjustments resulting from this process are included in accumulated other comprehensive income in the statements of stockholders’ equity. Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the results of operations as incurred. For the six months ended June 30, 2019 foreign currency translation adjustments yielded other comprehensive income of $1,351, while such adjustments during the six months ended June 30, 2018 provided us other comprehensive income of $6,495.

Liquidity and Capital Resources

The development of our company has been funded primarily by contributions to capital and loans from our equity-holders. As a result, at June 30, 2019 we had no debt other than $465,433 owed to related parties, primarily to our Chairman, Cheng Zhao. Our debt to related parties included $28,685 owed to Harbin Dongke Optronics Science and Technology Co., Ltd., representing lighting products sold to Harbin Dongrong in 2013 for a project that is not yet completed. The debt became consolidated with our balance sheet when our Chairman, Cheng Zhao, contributed Harbin Dongrong to Harbin Dongxing. Payments totaling $12,870 in reduction of the debt were made during the six months ended June 30, 2019, and the remainder will be satisfied when the project is completed, Harbin Dongrong is paid, and in turn Harbin Dongrong pays Harbin Dongke. Cheng Zhao was the General Manager of Harbin Dongke until the end of 2015.

At June 30, 2019 we had a working capital deficit of $(477,946), an increase in the deficit of $42,262 during the first six months of 2019. Our company is viable despite the working capital deficit because the amount we owe to related parties constitutes over 97% of the deficit, and we will not be required to satisfy the related party debts until we have sufficient cash flow.

Our operations used $47,532 in cash during the six months ended June 30, 2019 and $39,276 in cash during the first six months of 2018. Our use of cash during the first half of 2019 exceeded our net loss primarily due to our amortization of our accrued expenses. During the first half of 2018, on the other hand, our use of cash was substantially less than our net loss primarily because we amortized prepaid rent and other current assets while increasing accrued expenses.

In both the first half of 2019 and the first half of 2018, the cash used in our operations (plus $1,728 used to purchase equipment in the first half of 2018) was funded by loans, $48,379 and $40,015 respectively, from our Chairman.

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

Restrictions on Transfers of Funds

The VIE Agreements among Harbin Donghui and the Harbin Dongxing Shareholders provide that Harbin Donghui is entitled to 95% of the net profits (and will bear all losses) arising from Harbin Dongxing’s operations plus a monthly fee of RMB 10,000 ($1,454).  The VIE Agreements also entitle Harbin Donghui to manage the operations and control the cash flows of Harbin Dongxing.   Although Harbin Donghui is entitled to Harbin Dongxing’s profits, any distributions of such profits from Harbin Donghui to our U.S. parent company must comply with applicable Chinese laws affecting payments from foreign invested enterprises incorporated in China to their equity holders.

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

Under PRC regulations, the Company’s operating subsidiary, Harbin Dongxing, may pay dividends only out of its accumulated profits, if any, determined in accordance with the accounting standards and regulations prevailing in the PRC. In addition, Harbin Dongxing is required to set aside at least 10% of its accumulated profits each year, if any, to fund the statutory general reserve until the balance of the reserve reaches 50% of its registered capital. The amount in excess of 10% of accumulated profits that may be contributed to the statutory general reserve is at Harbin Dongxing’s discretion. The statutory general reserve is not distributable in the form of cash dividends to the Company and can be used to make up cumulative prior year losses, if any, and may be converted into share capital by the issue of new shares to shareholders in proportion to their existing shareholdings, or by increasing the par value of the shares currently held by them, provided that the reserve balance after such use is not less than 25% of the registered capital.  As of June 30, 2019, no amount has been appropriated from retained earnings and set aside for the statutory reserve by Harbin Dongxing. There remains approximately 2,500,000 RMB ($363,652) to be appropriated from our future profits and set aside for the statutory reserve until we have satisfied the reserve requirement.

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

ITEM 3.       QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4.       CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures. As of June 30, 2019, Cheng Zhao, our Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of the Company’s disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934. Based upon that evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures have the following material weaknesses:

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

Based on his evaluation, Mr. Cheng concluded that the Company’s system of disclosure controls and procedures was not effective as of June 30, 2019 for the purposes described in this paragraph.

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
(a) Unregistered sales of equity securities
There were no unregistered sales of equity securities by the Company during the second quarter of fiscal 2019.

(c) Purchases of equity securities
The Company did not repurchase any of its equity securities that were registered under Section 12 of the Securities Exchange Act during the second quarter of fiscal 2019.

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

DONGXING INTERNATIONAL INC.
Date: August 9, 2019	By: /s/ Cheng Zhao
Cheng Zhao Chief Executive Officer and Chief Financial Officer

