Form 10-Q
period 2019-09-30
Dongxing International Inc.
filed 2019-11-13
CIK 1500861

U. S. Securities and Exchange Commission

Washington, D. C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

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

APPLICABLE ONLY TO CORPORATE ISSUERS: Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date:

November 12, 2019

Common Voting Stock: 30,000,000

DONGXING INTERNATIONAL, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE FISCAL QUARTER ENDED SEPTEMBER 30, 2019

Dongxing International Inc.
Consolidated Balance Sheets
(Unaudited)
	September 30, 2019	December 31, 2018
ASSETS
Current Assets
Cash	$869	$638
Accounts receivable, net of allowance of $19,460 and $20,055, respectively	38,232	42,110
Inventories	2,052	2,645
Project in progress	54,426	56,089
Other current assets	1,880	7,889
Total Current Assets	97,459	109,371
Other Assets
Office equipment, net of accumulated depreciation of $9,577 and $8,865, respectively	1,608	2,661
Total Assets	$99,067	$112,032
LIABILITIES AND STOCKHOLDERS' DEFICIENCY
Liabilities
Current Liabilities
Due to related parties	$469,752	$418,436
Advance from customers	54,426	56,089
Accrued expenses and other payables	52,780	70,530
Total Current Liabilities	576,958	545,055
Total Liabilities	576,958	545,055
Stockholders' Deficiency
Preferred stock, $0.0001 par value, 5,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.0001 par value, 250,000,000 shares authorized, 30,000,000 shares issued and outstanding	3,000	3,000
Additional paid-in capital	660,041	660,041
Accumulated deficit	(1,102,200)	(1,045,478)
Accumulated other comprehensive income (loss)	18,099	4,007
Total Stockholders' Deficiency of Dongxing International Inc.	(421,060)	(378,430)
Non-controlling interest	(56,831)	(54,593)
Total Stockholders' Deficiency	(477,891)	(433,023)
Total Liabilities and Stockholders’ Deficiency	$99,067	$112,032

The accompanying notes are an integral part of these consolidated financial statements.

Dongxing International Inc.
Consolidated Statements of Comprehensive Loss
(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Revenue	$19,261	$1,029	$40,195	$2,425
Cost of revenue	765	—	2,723	1,083
Gross profit	18,496	1,029	37,472	1,342
Operating expenses
Selling, general and administrative expense	33,914	72,620	103,018	151,201
Total operating expenses	33,914	72,620	103,018	151,201
Loss from operations	(15,418)	(71,591)	(65,546)	(149,859)
Other income
Subsidy income	—	—	5,840	—
Interest income	2	1	4	5
Other income	—	30	—	86
Total other income	2	31	5,844	91
Loss before provision for income tax	(15,416)	(71,560)	(59,702)	(149,768)
Provision for income tax	—	—	—	—
Net loss	(15,416)	(71,560)	(59,702)	(149,768)
Less: Loss attributable to non-controlling interest	(771)	(3,578)	(2,980)	(7,479)
Net loss attributable to Dongxing International Inc.	(14,645)	(67,982)	(56,722)	(142,289)
Other comprehensive income (loss)
Foreign currency translation adjustment	13,483	15,508	14,834	22,003
Comprehensive loss	(1,933)	(56,052)	(44,868)	(127,765)
Less: Comprehensive loss attributable to non-controlling interest	(97)	(2,802)	(2,238)	(6,379)
Comprehensive loss attributable to Dongxing International Inc.	$(1,836)	$(53,250)	$(42,630)	$(121,386)
Loss per share - Basic and Diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)
Weighted average shares outstanding - Basic and Diluted	30,000,000	30,000,000	30,000,000	30,000,000

The accompanying notes are an integral part of these consolidated financial statements.

Dongxing International Inc.
Consolidated Statements of Stockholders' Deficiency
(Unaudited)

	Preferred Stock		Common Stock		Additional	Stock		Accumulated Other	Non-
	Number of Shares	Amount	Number of Shares	Amount	Paid-in Capital	Subscription Receivable	Accumulated Deficit	Comprehensive Income (loss)	Controlling Interest	Total
Balance at December 31, 2018	-	$-	30,000,000	$3,000	$660,041	$-	$(1,045,478)	$4,007	$(54,593)	$(433,023)
Net loss	-	-	-	-	-	-	(28,151)	-	(1,479)	(29,630)
Foreign currency translation adjustment	-	-	-	-	-	-	-	(8,086)	(426)	(8,512)
Balance at March 31, 2019	-	-	30,000,000	3,000	660,041	-	(1,073,629)	(4,079)	(56,498)	(471,165)
Net loss	-	-	-	-	-	-	(13,926)	-	(730)	(14,656)
Foreign currency translation adjustment	-	-	-	-	-	-	-	9,369	494	9,863
Balance at June 30, 2019	-	-	30,000,000	3,000	660,041	-	(1,087,555)	5,290	(56,734)	(475,958)
Net loss	-	-	-	-	-	-	(14,645)	-	(771)	(15,416)
Foreign currency translation adjustment	-	-	-	-	-	-	-	12,809	674	13,483
Balance at September 30, 2019	-	$-	30,000,000	$3,000	$660,041	$-	$(1,102,200)	$18,099	$(56,831)	$(477,891)

	Preferred Stock		Common Stock		Additional	Stock		Accumulated Other	Non-
	Number of Shares	Amount	Number of Shares	Amount	Paid-in Capital	Subscription Receivable	Accumulated Deficit	Comprehensive Income (loss)	Controlling Interest	Total
Balance at December 31, 2017	-	$-	30,000,000	$3,000	$850,041	$(200,000)	$(876,415)	$(14,918)	$(46,700)	$(284,992)
Net loss	-	-	-	-	-	-	(29,272)	-	(1,532)	(30,804)
Foreign currency translation adjustment	-	-	-	-	-	-	-	(11,163)	(587)	(11,750)
Balance at March 31, 2018	-	-	30,000,000	3,000	850,041	(200,000)	(905,687)	(26,081)	(48,819)	(327,546)
Subscription received by conversion of related party loan	-	-	-	-	-	10,000	-	-	-	10,000
Net loss	-	-	-	-	-	-	(45,035)	-	(2,369)	(47,404)
Foreign currency translation adjustment	-	-	-	-	-	-	-	17,334	911	18,245
Balance at June 30, 2018	-	-	30,000,000	3,000	850,041	(190,000)	(950,722)	(8,747)	(50,277)	(346,705)
Cancellation of subscription receivable in relation to 1-for-2,000,000 reverse split	-	-	-	-	(190,000)	190,000	-	-	-	-
Net loss	-	-	-	-	-	-	(67,982)	-	(3,578)	(71,560)
Foreign currency translation adjustment	-	-	-	-	-	-	-	14,732	776	15,508
Balance at September 30, 2018	-	$-	30,000,000	$3,000	$660,041	$-	$(1,018,704)	$5,985	$(53,079)	$(402,757)

The accompanying notes are an integral part of these consolidated financial statements.

Dongxing International Inc.
Consolidated Statements of Cash Flows
(Unaudited)

	For the Nine Months Ended
	September 30,
	2019	2018
CASH FLOW FROM OPERATING ACTIVITIES
Net loss	$(59,702)	$(149,768)
Adjustment to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,005	1,033
Reversal of bad debt provision	—	(7,209)
Change in operating assets and liabilities:
Accounts receivable	2,713	7,209
Inventory	531	(484)
Lease payment receivable	—	3,835
Prepaid rent	—	29,535
Other current assets	5,960	13,894
Accrued expenses and other payables	(16,159)	(11,862)
Net cash used in operating activities	(65,652)	(113,817)

CASH FLOW FROM INVESTING ACTIVITIES
Purchase of office equipment	—	(1,689)
Net cash used in investing activities	—	(1,689)

CASH FLOW FROM FINANCING ACTIVITIES
Proceeds from related party loan, net of repayment	65,911	116,009
Net cash provided by financing activities	65,911	116,009

Effect of exchange rate changes on cash	(28)	32
INCREASE IN CASH	231	535
Cash - beginning of period	638	1,644
Cash - ending of period	$869	$2,179

Supplement disclosure information
Cash paid for interest	$—	$—
Cash paid for income taxes	$—	$—

Non-cash financing activities
Subscription received by conversion of related party loan	$—	$10,000
Cancellation of subscription receivable in relation to 1-for-2,000,000 reverse split	$—	$190,000

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

DONGXING INTERNATIONAL INC.

Notes to Consolidated Financial Statements

(Unaudited)

NOTE 2 – GOING CONCERN

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company had a working capital deficit of $479,499 and an accumulated deficit of $1,102,200 as of September 30, 2019, at which time the Company's stockholders’ deficiency was $421,060. The Company has not generated cash or income from its operation since inception. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

NOTE 3 - BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Preparation and Consolidation

The accompanying unaudited interim consolidated financial statements (“interim statements”) of the Company have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X issued by the U.S. Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of the Company’s management, the accompanying unaudited interim financial statements contain all the adjustments necessary (consisting only of normal recurring accruals) to present fairly the financial position of the Company as of September 30, 2019 and the results of operations and cash flows for the periods ended September 30, 2019 and 2018. The financial data and other information disclosed in these notes to the interim financial statements related to these periods are unaudited. The results of operations for the three and nine months ended September 30, 2019 are not necessarily indicative of the operating results for the full fiscal year or any future period. The balance sheet as of December 31, 2018 has been derived from the audited financial statements at that date. These unaudited consolidated financial statements should be read in conjunction with the financial statements and related notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018 filed with the SEC on April 15, 2019.

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

DONGXING INTERNATIONAL INC.

Notes to Consolidated Financial Statements

(Unaudited)

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

The exchange rates used to translate amounts in RMB or HKD into U.S. Dollars for the purposes of preparing the consolidated financial statements are based on the rates as published on the website of People’s Bank of China and are as follows:

	September 30, 2019	December 31, 2018
Balance sheet items, except for equity accounts	US$1=RMB7.0729	US$1=RMB6.8632
	US$1=HKD7.8413	US$1=HKD7.8329

Nine Months Ended September 30
	2019	2018
Items in the statements of comprehensive loss and cash flows	US$1=RMB6.8541	US$1=RMB6.5196
	US$1=HKD7.8378	US$1=HKD7.8410

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

DONGXING INTERNATIONAL INC.

Notes to Consolidated Financial Statements

(Unaudited)

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

NOTE 4 - RELATED PARTY TRANSACTIONS AND BALANCES

The amounts of due to related parties are non-interest bearing and due on demand. The balance of due to related parties consists of the following:

	Notes	September 30, 2019	December 31, 2018
Stockholders
Cheng, Zhao	(1)	$438,689	$369,702
Jufang, Yang	(3)	7,069	7,285
Other related parties
Harbin Dongke Optronics Science and Technology Co., Ltd. ("Dongke")	(2)	23,994	41,449
Total due to related parties		$469,752	$418,436

(1)       Mr. Cheng Zhao is the Company's CEO and a stockholder. During the nine months ended September 30, 2019 and 2018, Mr. Cheng advanced $82,656 and $144,400 respectively to the Company. On April 16, 2018, the Company signed a lease agreement with Mr. Cheng Zhao to lease office space from Mr. Cheng Zhao in China for approximately $12,000 (RMB80,000) for the rent period from May 1, 2018 to December 31, 2018. The lease was renewed on December 29, 2018 for one year until December 31, 2019 for approximately $18,000 (RMB120,000) per annum. Rent expense incurred to Mr. Cheng Zhao was approximately $13,000 and $7,700 for the nine months ended September 30, 2019 and 2018, respectively.

(2)       Dongke is a company organized in China. Mr. Cheng Zhao, stockholder and Chief Executive Officer of the Company, was the president of Dongke until 2015. During the nine months ended September 30, 2019 and 2018, the Company made repayment of $16,745 and $28,391 respectively to Dongke on account of prior advances.

(3)       Ms. Jufang Yang is a stockholder of the Company.

DONGXING INTERNATIONAL INC.

Notes to Consolidated Financial Statements

(Unaudited)

NOTE 5 - ACCRUED EXPENSES AND OTHER PAYABLES

Accrued expenses and other payables consisted of the following:

	September 30, 2019	December 31, 2018
Accrued expenses	$19,000	$38,115
Tax payable	—	516
Deposit payable	24,106	24,843
Salary payable	5,540	6,844
Others	4,134	212
	$52,780	$70,530

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

A reconciliation of the provision for income taxes determined at the U.S. statutory rate of 21% to the Company's effective income tax rate is as follows:

	Nine Months Ended September 30,
	2019	2018
Loss before provision for income tax	$(59,702)	$(149,768)
U.S. federal corporate income tax rate	21%	21%
Expected U.S. income tax credit	(12,538)	(31,451)
Tax rate difference between U.S. and foreign operations	(2,388)	(5,983)
Change of valuation allowance	14,926	37,434
Effective tax expense	$—	$—

The Company had deferred tax assets as follows:
	September 30,	December 31,
	2019	2018
Net operating losses carried forward	$213,543	$225,558
Less: Valuation allowance	(213,543)	(225,558)
Net deferred tax assets	$—	$—

DONGXING INTERNATIONAL INC.

Notes to Consolidated Financial Statements

(Unaudited)

As of September 30, 2019, the Company has approximately $855,000 net operating loss carryforwards available in China and HK SAR to reduce future taxable income. The net operating loss of Chinese subsidiaries could be carried forward for a period of not more than five years from the year of the initial loss pursuant to relevant PRC tax laws and regulations. The net operating loss from Hong Kong operations can be carried forward with no time limit from the year of the initial loss pursuant to relevant Hong Kong tax laws and regulations. It is more likely than not that the deferred tax assets cannot be utilized in the future because there will not be significant future earnings from the entity which generated the net operating loss. Therefore, the Company recorded a full valuation allowance on its deferred tax assets.

As of September 30, 2019 and December 31, 2018, the Company has no material unrecognized tax benefits which would favorably affect the effective income tax rate in future periods, and does not believe that there will be any significant increases or decreases of unrecognized tax benefits within the next twelve months. No interest or penalties relating to income tax matters have been imposed on the Company during the nine months ended September 30, 2019 and 2018, and no provision for interest and penalties is deemed necessary as of September 30, 2019 and December 31, 2018.

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

Results of Operations

Although, for purposes of long-term planning, the core business of Harbin Dongxing remains the sale and installation of lighting products, primarily in new construction projects, that business generated only $3,820 in revenue during the first nine months of 2019. The greater portion of our revenue during 2019 has derived from our consulting activities, primarily event planning, promotion services and advertising. The bulk of our expenses, however, are attributable to our efforts to develop the Mengqiao Platform to participate in the Belt and Road Initiative. For the future, we expect that online sales by Dongxing Online, the subsidiary of Harbin Dongxing responsible for the Mengqiao Platform, will produce the greater portion of our revenue. But those sales will not commence until we launch operations of the Mengqiao Platform.

Our business at this time, therefore, is very seasonal. The weather in Heilongjiang Province is very cold in the first five months of the year, with much snow and ice, making installation of lighting fixtures nearly impossible. Generally, the construction projects in which we are involved are installed during the period from June to December. Project acceptance and payment usually occurs in November and December. As a result, the bulk or our revenues from the lighting business are realized in the second half of the year, particularly the fourth quarter.

Our revenue for the three and nine months ended September 30, 2019 was modest: $19,261 on which we recorded a gross profit of $18,496, and $40,195 on which we recorded a gross profit of $37,472, respectively. That revenue, however, exceeded our results for the first nine months of 2018, when we recorded $1,029 in revenue in the three months ended September 30, 2018 and only $2,425 in revenue for the nine months ended September 30, 2018. In both years our attention was primarily focused on development of the Mengqiao Platform. As a result, revenue derived primarily from consulting and sales revenue from our lighting business lagged. Our plan is that, when we are able to launch the Mengqiao Platform, we will use it to leverage growth in our lighting equipment business.

Our operating expenses of $33,914 and $72,620 for the three months ended September 30, 2019 and 2018, respectively, and our operating expenses of $103,018 and $151,201 for the nine months ended September 30, 2019 and 2018, respectively, were comprised, primarily, of professional expenses, salaries and office rent. Our labor cost is high, relative to revenue, because the majority of our employees are engaged in developing our online platform.

From time to time in our history, we have received subsidies from various government agencies to support the development of our business, which is related to an important project of the Chinese government. During the second quarter of 2019 we received a subsidy of $5,840. This, combined with $4 of interest income, partially offset our $65,546 loss from operations for the nine months ended September 30, 2019, to yield a pre-tax and net loss of $59,702. This represented an improvement from the pre-tax and net loss of $149,768 that we incurred in the first three quarters of 2018. The same factors applied in the quarters ended September 30, 2019 and 2018, to yield loss from operations of $15,418 and $71,591, respectively, with net loss of $15,416 and $71,560, respectively.

Our VIE agreements assign to Harbin Donghui only 95% of the profit or loss reported by Harbin Dongxing. For that reason, we reduced the net loss on the Dongxing International consolidated statements by an allocation to non-controlling interest. After that allocation, the net loss attributable to the shareholders of Dongxing International Inc. was $14,645 ($0.00 per share) and $67,982 ($0.00 per share) for the three months ended September 30, 2019 and 2018, respectively, and $56,722 ($0.00 per share) and $142,289 ($0.00 per share) for the nine months ended September 30, 2019 and 2018, respectively. We expect to continue to incur losses until our online marketing business is launched, as we are paying the expenses of that business without any offsetting revenue.

Our reporting currency is the U.S. dollar. Our local currency, the Renminbi (RMB), is our functional currency. Results of operations and cash flow are translated at average exchange rates during the period being reported upon, and assets and liabilities are translated at the unified exchange rate as quoted by the People’s Bank of China on the balance sheet date. Translation adjustments resulting from this process are included in accumulated other comprehensive income in the statements of stockholders’ equity. Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the results of operations as incurred. For the nine months ended September 30, 2019 foreign currency translation adjustments yielded other comprehensive income of $14,834, while such adjustments during the nine months ended September 30, 2018 provided us other comprehensive income of $22,003.

Liquidity and Capital Resources

The development of our company has been funded primarily by contributions to capital and loans from our equity-holders. As a result, at September 30, 2019 we had no debt other than $469,752 owed to related parties, primarily to our Chairman, Cheng Zhao. Our debt to related parties included $23,994 owed to Harbin Dongke Optronics Science and Technology Co., Ltd., representing lighting products sold to Harbin Dongrong in 2013 for a project that is not yet completed. The debt became consolidated with our balance sheet when our Chairman, Cheng Zhao, contributed Harbin Dongrong to Harbin Dongxing. Payments totaling $16,745 in reduction of the debt were made during the nine months ended September 30, 2019, and the remainder will be satisfied when the project is completed, Harbin Dongrong is paid, and in turn Harbin Dongrong pays Harbin Dongke. Cheng Zhao was the General Manager of Harbin Dongke until the end of 2015.

At September 30, 2019 we had a working capital deficit of $(479,499), an increase in the deficit of $43,815 during the first nine months of 2019. Our company is viable despite the working capital deficit because the amount we owe to related parties constitutes over 97% of the deficit, and we will not be required to satisfy the related party debts until we have sufficient cash flow.

Our operations used $65,652 in cash during the nine months ended September 30, 2019 and $113,817 in cash during the first nine months of 2018. Our use of cash during the first nine months of 2019 exceeded our net loss primarily due to our amortization of our accrued expenses. During the first nine months of 2018, on the other hand, our use of cash was substantially less than our net loss primarily because we amortized prepaid rent and other current assets.

In both the first nine months of 2019 and the first nine months of 2018, the cash used in our operations (plus $1,689 used to purchase equipment in the first nine months of 2018) was funded by loans, $65,911 and $116,009 respectively, from our Chairman.

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

Restrictions on Transfers of Funds

The VIE Agreements among Harbin Donghui and the Harbin Dongxing Shareholders provide that Harbin Donghui is entitled to 95% of the net profits (and will bear all losses) arising from Harbin Dongxing’s operations plus a monthly fee of RMB 10,000 ($1,461).  The VIE Agreements also entitle Harbin Donghui to manage the operations and control the cash flows of Harbin Dongxing.   Although Harbin Donghui is entitled to Harbin Dongxing’s profits, any distributions of such profits from Harbin Donghui to our U.S. parent company must comply with applicable Chinese laws affecting payments from foreign invested enterprises incorporated in China to their equity holders.

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

Under PRC regulations, the Company’s operating subsidiary, Harbin Dongxing, may pay dividends only out of its accumulated profits, if any, determined in accordance with the accounting standards and regulations prevailing in the PRC. In addition, Harbin Dongxing is required to set aside at least 10% of its accumulated profits each year, if any, to fund the statutory general reserve until the balance of the reserve reaches 50% of its registered capital. The amount in excess of 10% of accumulated profits that may be contributed to the statutory general reserve is at Harbin Dongxing’s discretion. The statutory general reserve is not distributable in the form of cash dividends to the Company and can be used to make up cumulative prior year losses, if any, and may be converted into share capital by the issue of new shares to shareholders in proportion to their existing shareholdings, or by increasing the par value of the shares currently held by them, provided that the reserve balance after such use is not less than 25% of the registered capital.  As of September 30, 2019, no amount has been appropriated from retained earnings and set aside for the statutory reserve by Harbin Dongxing. There remains approximately 2,500,000 RMB ($353,462) to be appropriated from our future profits and set aside for the statutory reserve until we have satisfied the reserve requirement.

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

Evaluation of Disclosure Controls and Procedures. As of September 30, 2019, Cheng Zhao, our Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of the Company’s disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934. Based upon that evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures have the following material weaknesses:

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

Based on his evaluation, Mr. Cheng concluded that the Company’s system of disclosure controls and procedures was not effective as of September 30, 2019 for the purposes described in this paragraph.

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
(a) Unregistered sales of equity securities
There were no unregistered sales of equity securities by the Company during the third quarter of fiscal 2019.

(c) Purchases of equity securities
The Company did not repurchase any of its equity securities that were registered under Section 12 of the Securities Exchange Act during the third quarter of fiscal 2019.

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

DONGXING INTERNATIONAL INC.
Date: November 12, 2019	By: /s/ Cheng Zhao
Cheng Zhao Chief Executive Officer and Chief Financial Officer

* * * * *

