Form 10-K
period 2019-12-31
Dongxing International Inc.
filed 2020-08-13
CIK 1500861

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_____________________

FORM 10-K

(Mark One)

[X]	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2019

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes __ No √_

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files.) Yes __ No √_

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes √ No _

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company. or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act. (Check One)

Large accelerated filer Accelerated filer _ Non-accelerated filer Smaller reporting company X

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

As of June 30, 2019 (the last business day of the most recently completed second fiscal quarter) the aggregate market value of the common stock held by non-affiliates was $0, as there was no market for the common stock.

As of August 13, 2020, there were 30,000,000 shares of common stock outstanding.

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

Solely for the convenience of the reader, this report contains conversions of certain Renminbi amounts into U.S. dollars at specified rates. Except as otherwise indicated, all conversions from Renminbi to U.S. dollars were made based on the Exchange Rate on July 21, 2020, which was RMB 6.98 to $1.00. No representation is made that the Renminbi or U.S. dollar amounts referred to in this prospectus could have been or could be converted into U.S. dollars or Renminbi, as the case may be, at any particular rate or at all. See “Item 1A: Risk Factors—Risks Related to Our Business— Fluctuations in exchange rates could adversely affect our business and the value of our securities” for a discussion of the effects on the Company of fluctuating exchange rates.

PART 1

Item 1. Business

We conduct our operations through Harbin Dongxing, our consolidated affiliate. Harbin Dongxing has, since 2011, been engaged in marketing lighting products and services. Currently Harbin Dongxing is focused heavily on developing a website to facilitate multi-nation trade in connection with China's Belt and Road Initiative. Harbin Dongxing conducts a portion of its business through two wholly-owned subsidiaries: Harbin Dongcui Technology Co., Ltd. (“Harbin Dongcui”) and Harbin Dongxing Online Technology Co., Ltd. (“Dongxing Online”). The offices of Harbin Dongxing and its subsidiaries are located in Harbin City, People’s Republic of China.

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
2

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

Due to the obstacles to actual acquisition of Harbin Dongxing, the Company utilized the VIE Agreements in order to properly gain control and the economic benefits of Harbin Dongxing. The VIE Agreements included:

(1)	an Exclusive Business Cooperation Agreement between Harbin Donghui and Harbin Dongxing pursuant to which Harbin Donghui has the exclusive right and obligation to provide technical support and management and marketing services to Harbin Dongxing in exchange for (i) 95% the total annual net profit of Harbin Dongxing and (ii) RMB 10,000 per month ($1,433). The term of the agreement is indefinite, and Harbin Dongxing is specifically barred from terminating the agreement.

(2)	an Exclusive Purchase Right Agreement among Cheng Zhao, Su Dianli, Harbin Dongxing and Harbin Donghui under which the shareholders of Harbin Dongxing have granted to Harbin Donghui the irrevocable right and option to acquire all of the equity interests in Harbin Dongxing to the extent permitted by PRC law. If PRC law limits the percentage of Harbin Dongxing that Harbin Donghui may purchase at any time, then Harbin Donghui may repeatedly exercise its option in such increments as may be allowed by PRC law. The exercise price of the option is RMB10 ($1.43) or any other price permitted by PRC law. This option could be exercised if, in the future, the PRC liberalizes the regulations governing acquisition of PRC entities, or if Dongxing International transferred to Harbin Donghui sufficient capital to satisfy the requirements of the Ministry of Commerce as to an adequate purchase price. In the meantime, the Exclusive Purchase Right Agreement serves to protect the Company’s interest in Harbin Dongxing, as Harbin Dongxing shareholders agree to refrain from taking certain actions which might harm the value of Harbin Dongxing or Harbin Donghui’s option;

(3)	A Pledge of Shares Agreement among Cheng Zhao, Su Dianli, Harbin Dongxing and Harbin Donghui under which the shareholders of Harbin Dongxing have pledged all of their equity in Harbin Dongxing to Harbin Donghui to guarantee Harbin Dongxing’s and Harbin Dongxing’s shareholders’ performance of their obligations under the Exclusive Business Cooperation Agreement and the Exclusive Purchase Right Agreement.

As discussed above, share exchanges are not permitted as a method to transfer ownership of PRC operating companies to foreign investors. As a result, the VIE agreements are an attempt to give Harbin Donghui the option to gain actual ownership of the shares of Harbin Dongxing in the event it is can be achieved in accordance with PRC laws. The transfer of ownership interests in Harbin Dongxing to Harbin Donghui would be beneficial to U.S. investors because having ownership control, in contrast to contractual rights over Harbin Dongxing, strengthens the control the US parent company has over the operating company, Harbin Dongxing.

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

Our Business

Mengqiao Cross-Border E-commerce Platform Based on The Belt and Road

Harbin Dongxing and its subsidiaries are located in the Heilongjiang Province of China, which has a border with Russia extending over 3,000 kilometers. Heilongjiang Province's 25 ports (15 shipping ports, 4 aviation ports, 2 railway and 4 road ports) are exceeded in number only by Guangdong Province. For these reasons, Heilongjiang Province is the natural location for trade with eastern Russia, a notion repeatedly emphasized in the proclamations of both China's State Council and the Provincial government. In October 2013 the national government designated Harbin, the capital of Heilongjiang Province, as a pilot city entitled to implement cross border ecommerce.

In July 2013, seeking to take advantage of the opportunities for trade with eastern Russia, we organized Harbin Dongxing Online Business Trading Co., Ltd. ("Dongxing Online") as a subsidiary of Harbin Dongxing for the purpose of effecting online distribution of Chinese lighting products into Russia. Dongxing Online was established in China with registered capital of 1 million RMB. Since its organization, Dongxing Online has been engaged in developing the Mengqiao Cross-Border E-commerce Platform, a B2B website initially designed to distribute lighting products from China to commercial customers in Russia. The prototype website (URL: union-bridge.com) now includes over 5,000 products from almost 100 manufacturers. Among the attractive features of the union-bridge.com website are:

•	product listings, transactions and customer service offered in three languages: Chinese, Russian and English;
•	real-time currency conversion of posted prices;
•	supply and demand information is available to registered users, both suppliers and customers.
•	a wide variety of payment methods, including Paypal, Visa, MasterCard, Webmoney, Qiwi, RBK Money, UnionPay, WeChatPay, Alipay, E-bank and telegraphic transfer, permitting online payment in RMB, U.S. Dollars and Russian Roubles;
•	customer choice of international delivery methods;
•	supplier guarantees of delivery within three days.

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

Our contribution to the Belt and Road Initiative, toward which we are working, will be the expansion of our Mengqiao Platform to serve as an e-commerce platform facilitating trade and cultural exchange among 64 countries along the Silk Road Economic Belt. Our expanded Mengqiao Platform will realize the principles of the Belt and Road Initiative by integrating its multi-national trading network around a Chinese focus, promoting economic and cultural exchange for the sake of a bilateral win-win. As the majority of the countries that are participating in the Belt and Road Initiative are developing countries with limited access to foreign markets, we expect a strong favorable response from the nations that we invite to participate in the Mengqiao Platform.

During 2018 we expanded the participation in the Mengqiao Platform to include cultural and art products. The expanded Mengqiao Platform will offer each of 64 nations its own national or regional pavilion, where online visitors can browse that nation's featured cultural products and learn about the nation's culture, natural environment and opportunities for tourism. In addition to our online customer service staff, which offers assistance in Chinese, English and Russian, each national pavilion will include a customer service staff speaking that nation's principal language, able to facilitate use of the platform, solve customer problems, and aid customers in finding the product offerings they desire among the 64 national pavilions. Fulfillment of sales made on the Mengqiao Platform will be enabled by the construction of a complex of cross-border high-speed railways that is a central part of the Belt and Road Initiative.

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

Dongxing Online has obtained an import/export license from the Government of China that will allow us to facilitate trade with 64 nations. To date we have opened five pavilions on the Mengqiao Platform (China Pavilion, Russia Pavilion, East Asia Pavilion, Southeast Asia Pavilion and Australia Pavilion) housing over 30 merchants with over 100 classes of product displayed. We expect that initial operations of the Mengqiao Platform will commence several months after we secure the necessary financing. Our budget for initiating commercialization of the website is $3 million, to pay for the initial advertising and promotion activities as well as to build our first after-sales service centers. Full development of the Mengqiao Platform, including development of the national or regional pavilions for all 64 nations, with accompanying customer service staffing, is budgeted at $10 million.

Revenue from the Mengqiao Eurasian Trade E-commerce Platform will primarily come from fees paid by participants on the Platform and advertising fees for more advantageous positioning on the website. Dongxing Online will also have the benefit of holding the purchase price for products sold on the website between the date when the end user orders the product and the date on which payment is due. Dongxing Online has not formally launched this Platform yet.

Consulting Services

The Staff of Harbin Dongxing and its subsidiaries possess a broad array of skills, both technological and business-oriented. Their attention to the development of the Mengqiao Platform is subject to interruption from time to time, due to financial constraints and the need to coordinate with the progress of the Belt and Road Initiative. Our staff, therefore, have supplemented revenue by providing consulting services to small and mid-sized companies in Heilongjiang Province.

During 2019, revenue from consulting services represented almost 96% of our total revenue. The services performed by our staff included:

•	software development;
•	online marketing; and
•	preparation of business plans, including procurement of sci-tech novelty reports.
7

With one client in particular, we signed four contracts during 2019: three for software development and one for online marketing. We completed the software development contracts during 2019 and recorded the revenue; the online marketing contract is being completed during 2020 and the fee for those services is reflected on our balance sheets in "advance from customers".

Our staff offers clients a broad array of possible services, including system integration, network engineering, and business and marketing planning. Until the launch of the Mengqiao Platform, we expect our consulting services will continue to provide the majority of our revenue.

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
8

•	Energy Efficiency. LED technology can save as much as 75% of the energy that would be used in conventional fluorescent lamps.

•	High Lighting Quality. LEDs also emit steady light, producing a very limited amount of flickering under steady current.

In prior years, a number of the sales by Harbin Dongxing took the form of energy management contracts (“EMC”). In this business model, energy efficient equipment is sold to an end user on a payment plan designed to net no cost to the customer: payments by the customer are scheduled to conform to the savings realized from use of the energy efficient equipment. Typically, a customer's payment obligation to us represents 90% of the cost-savings realized in the first year after installation, 80% of the savings in year two; 70% in year three; 60% in year four and 50% in year five. At the end of the fifth year, title to the lighting systems is passed to the customer. Harbin Dongxing and Harbin Dongcui offer this option to customers directly as well as to contractors as part of a broader EMC program. Although an EMC sale results in significantly longer payment terms than a conventional net-90 days sale, profit margins on EMC sales are far higher than on conventional sales, as customers are much less price-resistant in the EMC model. In 2017 we had EMC contracts with two customers, one of which was completed at the end of 2017 and the other was completed in 2018. We cannot predict at this time whether we will have additional EMC arrangements in the future.

Most of our sales to date have occurred in Heilongjiang Province. At the end of 2019, we were involved in two ongoing construction projects, reflected as "project in progress" on our balance sheet. Nevertheless, the scale of our lighting operations has been too small to be efficient. So we have curtailed most of our lighting contracting operations: during 2019 lighting contracting provided only 4% of our revenue. In the future, we intend to attend international trade fairs to promote expanded international trade for our lighting business. In addition, we expect that when our Mengqiao Platform goes live and becomes well-known, the association of Harbin Dongxing with that website will increase recognition of our brand and increase demand for our services beyond Heilongjiang Province.

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

Employees

The Company has seven employees: two are employed by Harbin Dongxing, four are employed by Dongxing Online, and one is employed by Harbin Dongcui.

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

Risks Related To Our Business

The impact of COVID-19 on the business community of Heilongjiang Province may delay our efforts to implement our business plan and expand our business operations.

The Company’s operations are affected by the recent and ongoing outbreak of the coronavirus disease 2019 (COVID-19), which in March 2020 was declared a pandemic by the World Health Organization. The COVID-19 outbreak is causing lockdowns, travel restrictions, and closures of businesses. The Company’s business has been negatively impacted by the COVID-19 outbreak.

From early February 2020 to the end of March 2020, the Company had to temporarily suspend its operations due to government restrictions. During the temporary business closure period, the employees had very limited access to the facilities and, as a result, the Company had no new business from sales of LED lights. In addition, due to the COVID-19 outbreak, some of the customers may experience financial distress, delay or default on their payments, reduce the scale of their business, or suffer disruptions in their business due to the outbreak. Any increased difficulty in collecting accounts receivable, delayed raw materials supply, bankruptcy of small and medium businesses, or early termination of agreements due to deterioration in economic conditions could negatively impact the Company’s results of operations.

In light of the current circumstances and available information, the Company estimated that for the period from January to June 2020, the Company’s revenues from product sales could be significantly lower than originally planned. The COVID-19 influence on the revenues from provision of technical and consulting services is relatively small as these services can be performed on a remote and virtual basis. In addition, the Company originally planned to expand its international trade and export sales in 2020. With the outbreak of COVID-19, all business development activities related to this were suspended with originally scheduled oversea trade fairs all cancelled.

As of the date of this filing, the COVID-19 coronavirus outbreak in China appears to have slowed down and most provinces and cities have resumed business activities under the guidance and support of the government. The Company’s business has been gradually recovering since the beginning of April with the reopening of the Company's executive office. However, there is still significant uncertainty regarding the possibility of a second wave of infections, and the breadth and duration of business disruptions related to COVID-19, which could continue to have a material impact on the Company’s operations.

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

In its report on our financial statements for the year ended December 31, 2019, our independent registered public accounting firm has stated that the fact that the Company has generated limited revenues and does not have positive cash flow from operations raises substantial doubt as to our ability to continue as a going concern. A “going concern” opinion is an indication that the auditor’s review of the company’s resources and business activities raised doubt as to whether the company will be able to realize its assets and discharge its liabilities in the ordinary course of business. The risk of investing in a company whose financial statements carry a going concern opinion is that you are likely to lose all of your investment if the company fails to continue as a going concern. In the case of Dongxing International, the fact that we have minimal assets and a limited source of revenue means that we will continue as a going concern only if we are able to obtain the funds necessary to implement our business plan and are successful in that implementation. If we are not able to convert our business into a going concern, investors in the Company will lose their investment.

Our expansion into the international market will require capital investment, which may result in dilution of the equity of our present shareholders or significantly increased borrowing costs.

Our business plan contemplates that we will expand our sales both domestically and internationally. To achieve that aim, we will need capital. So our business plan contemplates that we will raise $3 million in capital during the next year in order to complete development of our product distribution website and initiate marketing. Subsequently, we expect to invest an additional $7 million in expansion of our website. We intend to raise all or a large portion of the necessary funds by selling equity in our company. At present we have no commitment from any source for those funds. We cannot determine, therefore, the terms on which we will be able to raise the necessary amounts. It is possible that we will be required to dilute the value of our current shareholders’ equity in order to obtain the funds. On the other hand, if we are forced to borrow these amounts, our cost of capital will significantly increase. But if we are unable to raise the necessary funds, our growth will be limited, as will our ability to compete effectively.

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

The books and records of Harbin Dongxing and its subsidiaries, our operating entities, and Harbin Donghui are maintained in accordance with bookkeeping practices that are customary in China. These financial statements are prepared in accordance with accounting principles generally accepted in China. The staff of our finance department, which prepares those financial statements, has experience with Chinese GAAP, but very limited experience with U.S. GAAP. Therefore, in order to file with the SEC consolidated financial statements prepared in accordance with U.S. GAAP, we have engaged an independent consultant who makes the adjustments to the financial statements of Harbin Dongxing and Harbin Donghui necessary to achieve compliance with U.S. GAAP, then performs the consolidation required to produce the consolidated financial statements of Dongxing International. Because that consultant, who is not present in our executive offices, is the only participant in the preparation of our financial statements possessing a familiarity with U.S. GAAP, there is a risk that the persons responsible for the initial classifications of the elements of our financial results will err in making those classifications, which will cause our reported financial statements to be erroneous. Any such errors, besides being misleading to investors, could result in subsequent restatements, which could have an adverse effect on the perception of the Company among investors.

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

Risks Related to the Market for Our Stock Generally

The trading volume in our common stock may be inadequate to provide liquidity for our shareholders.

Our common stock is listed for trading on the OTC Pink Market. To date, however, no shares have traded. The small number of holders of our common stock means that for some indefinite period of time the trading volume in our common stock will be very low. Therefore, for some period of the future, our shareholders may find it difficult or impossible to sell their shares when they wish and for prices they consider reasonable.

Our common stock is likely to be subject to penny stock rules for the foreseeable future.

If a market for our common stock does develop, unless the market price exceeds $5.00 per share, our common stock will be subject to SEC regulations for "penny stock". SEC Rules 15g-1 through 15g-9 under the Exchange Act impose certain sales practice requirements on broker-dealers which sell penny stock to persons other than established customers and “accredited investors” (generally, individuals with net worth's in excess of $1,000,000 or annual incomes exceeding $200,000 (or $300,000 together with their spouses)). For transactions covered by this rule, a broker-dealer must make a special suitability determination for the purchaser and have received the purchaser's written consent to the transaction prior to the sale. This rule would adversely affect the ability of broker-dealers to sell our common stock and the ability of our stockholders to sell their shares of common stock.

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

Item 1B. Unresolved Staff Comments

Not Applicable.

Item 2. Properties

Harbin Dongxing leases its office facility at 633 Keji'er Street in Harbin from Cheng Zhao, its Chairman, pursuant to a lease with that will terminate on May 31, 2021. The annual rental is approximately $22,000.

Item 3. Legal Proceedings

None.

Item 4. Mine Safety Disclosures.

Not Applicable.

PART II

Item 5. Market For Registrant’s Common Equity, Related Stockholder Matters And Issuer Purchases Of Equity Securities.

(a) Market Information

Our shares of common stock have been listed for trading on the OTC Pink Market of OTC Markets under the trading symbol "DNXG" since December 9, 2019. There is, however, no active trading market for our shares of common stock: no shares have traded publicly at any time.

(b) Shareholders

Our shareholders list contains the names of 299 stockholders of record of the Company’s Common Stock.

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

(d) Securities Authorized for Issuance Under Equity Compensation Plans

The Company had no securities authorized for issuance under equity compensation plans as of December 31, 2019.

(e) Sale of Unregistered Securities

The Company did not issue any unregistered equity securities during the 4th quarter of fiscal 2019.

(f) Repurchase of Equity Securities

The Company did not repurchase any shares of its common stock during the 4th quarter of 2019.

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

Results of Operations

The revenue-producing business of Harbin Dongxing during 2019 consisted primarily of fees paid for consulting services that we perform for our clients. In 2018, the majority of our revenue came from the sale and installation of lighting products, primarily in new construction projects. In both years, however, the bulk of our expenses were attributable to our efforts to develop the Mengqiao Platform to participate in the Belt and Road Initiative. For the future, we expect that online sales by Dongxing Online, the subsidiary of Harbin Dongxing responsible for the Mengqiao Platform, will produce the greater portion of our revenue. But those sales will not commence until we launch operations of the Mengqiao Platform.

There were several clients for the consulting services we performed in 2019. In contrast, almost all of our 2018 revenue was recorded in the fourth quarter from two sales: a $41,000 sale of lighting equipment to an agency of the Provincial government and a $9,400 system upgrade for a different agency of the Provincial government. In both years our attention was primarily focused on development of the Mengqiao Platform. As a result, sales revenue from our lighting business was reduced to 4% of our overall revenue in 2019. Our plan is that, when we are able to launch the Mengqiao Platform, we will use it to leverage growth in our lighting equipment business.

Our operating expenses of $168,794 and $219,823 for 2019 and 2018, respectively, were comprised, primarily, of professional expenses, salaries and office rent. Our labor cost is high, relative to revenue, because the majority of our employees are engaged in developing the business relationships that will support our online platform when it is launched.

Our net loss of $177,952 for 2018 was identical to our loss from operations, as we incurred no interest expense nor any other income or expense, nor had income to be taxed. In 2019, however, we recorded as miscellaneous other income a government subsidy of $40,582, the second of what we expect to be a series of such subsidies relating to our involvement in the Belt and Road Initiative. The subsidy reduced our net loss for 2019 to $68,191. Our VIE agreements, however, assign to Harbin Donghui only 95% of the profit or loss reported by Harbin Dongxing. For that reason, we reduced the net loss on the Dongxing International consolidated statements by an allocation to non-controlling interest. After that allocation, the net loss attributable to the shareholders of Dongxing International Inc. was $64,788 ($0.00 per share) for 2019 and $169,063 ($0.01 per share) for 2018. We expect to continue to incur losses until our online marketing business is launched, as we are paying the expenses of that business without any offsetting revenue.

Our reporting currency is the U.S. dollar. Our local currency, the Renminbi (RMB), is our functional currency. Results of operations and cash flow are translated at average exchange rates during the period being reported upon, and assets and liabilities are translated at the exchange rate on the balance sheet date. Translation adjustments resulting from this process are included in accumulated other comprehensive income in the statements of stockholders’ equity. Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the results of operations as incurred. For 2019 foreign currency translation adjustments yielded other comprehensive gain of $9,372, while such adjustments during 2018 provided us other comprehensive gain of $19,921.

Liquidity and Capital Resources

The development of our company has been funded primarily by contributions to capital and loans from our equity-holders. As a result, at December 31, 2019 we had no debt other than $434,761 owed to related parties. This included $18,707 owed to Harbin Dongke Optronics Science and Technology Co., Ltd., representing lighting products sold to Harbin Dongcui in 2013 for a project that is not yet completed. The debt became consolidated with our balance sheet when our Chairman, Cheng Zhao, contributed Harbin Dongcui to Harbin Dongxing. A payment of $22,822 in reduction of the debt was made during 2019, and the remainder will be satisfied when the project is completed, Harbin Dongcui is paid, and in turn Harbin Dongcui pays Harbin Dongke. Cheng Zhao was the General Manager of Harbin Dongke until the end of 2015.

At December 31, 2019 we had a working capital deficit of $(493,271), an increase in the deficit of $57,587 during 2019. Our company is viable despite the working capital deficit because the amount we owe to related parties, primarily Cheng Zhao, constitutes 88% of the deficit, and Mr. Cheng will not require us to repay our debt to him unless we have adequate cash flow.

Our operations used $8,964 in cash during 2019 and $135,394 in cash during 2018. Our use of cash during 2019 was less than our net loss primarily due to a $32,917 increase in net advances from customers and an increase of $15,553 in our accrued expenses. Our use of cash during 2018 was less than our net loss primarily due to our amortization of prepaid rent and an increase in our accrued expenses.

The $8,964 used in our 2019 operations and $135,394 used in our 2018 operations were funded by loans from our Chairman: $24,008 during 2019 and $136,097 during 2018.

The opinion of our independent registered public accounting firm on our financial statements for the year ended December 31, 2019 expresses substantial doubt as to whether our company is a going concern, due to our working capital deficiency, accumulated deficits, limited revenue and negative cash flow. We believe that our related parties will continue to fund our operations for the foreseeable future, and so believe that we can sustain operations at our current level. However, full implementation of our business plan will require significant capital infusions or third party loans. We have no commitment for either equity or debt financing at this time.

Restrictions on Transfers of Funds

The VIE Agreements among Harbin Donghui and the Harbin Dongxing Shareholders provide that Harbin Donghui is entitled to 95% of the net profits (and will bear all losses) arising from Harbin Dongxing’s operations plus a monthly fee of RMB 10,000 ($1,433).  The VIE Agreements also entitle Harbin Donghui to manage the operations and control the cash flows of Harbin Dongxing.   Although Harbin Donghui is entitled to Harbin Dongxing’s profits, any distributions of such profits from Harbin Donghui to our U.S. parent company must comply with applicable Chinese laws affecting payments from foreign invested enterprises incorporated in China to their equity holders.

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

Under PRC regulations, the Company’s operating subsidiary, Harbin Dongxing, may pay dividends only out of its accumulated profits, if any, determined in accordance with the accounting standards and regulations prevailing in the PRC. In addition, Harbin Dongxing is required to set aside at least 10% of its accumulated profits each year, if any, to fund the statutory general reserve until the balance of the reserve reaches 50% of its registered capital. The amount in excess of 10% of accumulated profits that may be contributed to the statutory general reserve is at Harbin Dongxing’s discretion. The statutory general reserve is not distributable in the form of cash dividends to the Company and can be used to make up cumulative prior year losses, if any, and may be converted into share capital by the issue of new shares to shareholders in proportion to their existing shareholdings, or by increasing the par value of the shares currently held by them, provided that the reserve balance after such use is not less than 25% of the registered capital.  As of December 31, 2019, no amount has been appropriated from retained earnings and set aside for the statutory reserve by Harbin Dongxing. There remains approximately 2,500,000 RMB ($358,166) to be appropriated from our future profits and set aside for the statutory reserve until we have satisfied the reserve requirement.

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

Recent Accounting Pronouncements

There were no recent accounting pronouncements that have or will have a material effect on the Company’s financial position or results of operations

Item 7a Quantitative And Qualitative Disclosures About Market Risk.

Not Applicable.

Item 8. Financial Statements

INDEX TO FINANCIAL STATEMENTS

Page
F-1	Report of Independent Registered Public Accounting Firm

F-2	Consolidated Balance Sheets as of December 31, 2019 and 2018.

F-3	Consolidated Statements of Comprehensive Loss for the Years Ended December 31, 2019 and 2018.

F-4	Consolidated Statements of Stockholders’ Deficiency for the Years Ended December 31, 2019 and 2018.

F-5	Consolidated Statements of Cash Flows for the Years Ended December 31, 2019 and 2018.

F-6 to F-22	Notes to Consolidated Financial Statements.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of

Dongxing International Inc.

Harbin, China

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Dongxing International Inc. and subsidiaries (the “Company”) as of December 31, 2019 and 2018, and the related consolidated statements of comprehensive loss, stockholders’ deficiency, and cash flows for each of the years in the two-year period ended December 31, 2019, and the related notes (collectively referred to as the financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As described in Note 2 to the consolidated financial statements, the Company had a working capital deficiency of $493,271 and an accumulated deficit of $1,110,266 as of December 31, 2019, at which time the Company's stockholders’ deficiency was $434,315. The Company has not generated cash or income from its operation since inception. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regards to these matters are described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

/s/ Prager Metis CPAs, LLC

We have served as the Company’s auditor since 2018

Hackensack, New Jersey
August 13, 2020

Dongxing International Inc.
Consolidated Balance Sheets

	December 31, 2019	December 31, 2018
ASSETS
Current Assets
Cash (Note 4 re VIE)	$15,177	$638
Accounts receivable, net of allowance of $19,730 and $20,055, respectively (Note 4 re VIE)	39,876	42,110
Inventories (Note 4 re VIE)	2,291	2,645
Project in progress (Note 4 re VIE)	55,181	56,089
Other current assets (Note 4 re VIE)	410	7,889
Total Current Assets (Note 4 re VIE)	112,935	109,371

Other Assets
Office equipment, net of accumulated depreciation of $9,910 and $8,865, respectively (Note 4 re VIE)	1,429	2,661
Total Assets (Note 4 re VIE)	$114,364	$112,032

LIABILITIES AND STOCKHOLDERS' DEFICIENCY
Liabilities
Current Liabilities
Due to related parties (Note 4 re VIE)	$434,761	$418,436
Advance from customers (Note 4 re VIE)	87,016	56,089
Accrued expenses and other payables (Note 4 re VIE)	84,429	70,530
Total Current Liabilities (Note 4 re VIE)	606,206	545,055
Total Liabilities (Note 4 re VIE)	606,206	545,055

Stockholders' Deficiency
Preferred stock, $0.0001 par value, 5,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.0001 par value, 250,000,000 shares authorized, 30,000,000 shares issued and outstanding	3,000	3,000
Additional paid-in capital	660,041	660,041
Accumulated deficit	(1,110,266)	(1,045,478)
Accumulated other comprehensive income	12,910	4,007
Total Stockholders' Deficiency of Dongxing International Inc.	(434,315)	(378,430)
Non-controlling interest	(57,527)	(54,593)
Total Stockholders' Deficiency	(491,842)	(433,023)
Total Liabilities and Stockholders’ Deficiency	$114,364	$112,032
The accompanying notes are an integral part of these consolidated financial statements.

Dongxing International Inc.
Consolidated Statements of Comprehensive Loss

	For the Year Ended
	December 31,
	2019	2018
Revenue	$76,562	$55,192
Cost of revenue	16,541	13,321
Gross profit	60,021	41,871

Operating expenses
Selling, general and administrative expense	168,794	219,823
Total operating expenses	168,794	219,823

Loss from operations	(108,773)	(177,952)

Other income
Subsidy income	40,582	—
Total other income	40,582	—

Loss before provision for income tax	(68,191)	(177,952)
Provision for income tax	—	—
Net loss	(68,191)	(177,952)
Less: Loss attributable to non-controlling interest	(3,403)	(8,889)
Net loss attributable to Dongxing International Inc.	(64,788)	(169,063)

Other comprehensive income
Foreign currency translation adjustment	9,372	19,921
Comprehensive loss	(58,819)	(158,031)
Less: Comprehensive loss attributable to non-controlling interest	(2,934)	(7,893)
Comprehensive loss attributable to Dongxing International Inc.	$(55,885)	$(150,138)

Loss per share - Basic and Diluted	$(0.00)	$(0.01)
Weighted average shares outstanding - Basic and Diluted	30,000,000	30,000,000

The accompanying notes are an integral part of these consolidated financial statements.

Dongxing International Inc.
Consolidated Statements of Stockholders' Deficiency

	Preferred Stock		Common Stock					Accumulated
	Number of Shares	Amount	Number of Shares	Amount	Additional Paid-in Capital	Stock Subscription Receivable	Accumulated Deficit	Other Comprehensive Income (loss)	Non- Controlling Interest	Total
Balance at December 31, 2017	—	$—	30,000,000	$3,000	$850,041	$(200,000)	$(876,415)	$(14,918)	$(46,700)	$(284,992)
Cancellation of subscription receivable in relation to 1-for-2,000,000 reverse split	—	—	—	—	(190,000)	190,000	—	—	—	—
Subscription received	—	—	—	—	—	10,000	—	—	—	10,000
Net loss	—	—	—	—	—	—	(169,063)	—	(8,889)	(177,952)
Foreign currency translation adjustment	—	—	—	—	—	—	—	18,925	996	19,921
Balance at December 31, 2018	—	—	30,000,000	3,000	660,041	—	(1,045,478)	4,007	(54,593)	(433,023)
Net loss	—	—	—	—	—	—	(64,788)	—	(3,403)	(68,191)
Foreign currency translation adjustment	—	—	—	—	—	—	—	8,903	469	9,372
Balance at December 31, 2019	—	$—	30,000,000	$3,000	$660,041	$—	$(1,110,266)	$12,910	$(57,527)	$(491,842)

The accompanying notes are an integral part of these consolidated financial statements.

Dongxing International Inc.
Consolidated Statements of Cash Flows

	For the Year Ended
	December 31,
	2019	2018
CASH FLOW FROM OPERATING ACTIVITIES
Net loss	$(68,191)	$(177,952)
Adjustment to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,229	1,387
Loss on disposal of property and equipment	—	68
Reversal of bad debt provision	—	(7,102)
Change in operating assets and liabilities:
Accounts receivable	1,604	(29,334)
Inventory	322	12,241
Lease payment receivable	—	3,778
Prepaid rent	—	32,574
Other current assets	7,602	7,784
Advance from customers	32,917	—
Accrued expenses and other payables	15,553	21,162
Net cash used in operating activities	(8,964)	(135,394)

CASH FLOW FROM INVESTING ACTIVITIES
Purchase of office equipment	—	(1,664)
Net cash used in investing activities	—	(1,664)

CASH FLOW FROM FINANCING ACTIVITIES
Proceeds from related party loan, net of repayment	24,008	136,097
Net cash provided by financing activities	24,008	136,097

Effect of exchange rate changes on cash	(505)	(45)
INCREASE (DECREASE) IN CASH	14,539	(1,006)
Cash - beginning of year	638	1,644
Cash - ending of year	$15,177	$638

Supplement disclosure information
Cash paid for interest	$—	$—
Cash paid for income taxes	$—	$—

Non-cash financing activities
Subscription received by conversion of related party loan	$—	$10,000
Cancellation of subscription receivable in relation to 1-for-2,000,000 reverse split	$—	$190,000

The accompanying notes are an integral part of these consolidated financial statements.

DONGXING INTERNATIONAL INC.

Notes to Consolidated Financial Statements

December 31, 2019 and 2018

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

Central Dynamic is incorporated under the laws of the British Virgin Islands. Dongxing Holdings Limited (“Dongxing BVI”), which is a wholly owned subsidiary of Central Dynamic, is also incorporated under the laws of the British Virgin Islands. Dongxing Holdings Limited (“Dongxing HK”), a wholly owned subsidiary of Dongxing BVI, is incorporated under the laws of Hong Kong. Harbin Donghui Technology Co., Ltd. (“Harbin Donghui”), a wholly-owned subsidiary of Dongxing HK, is incorporated under the laws of the People's Republic of China ("PRC"). Harbin Dongxing Energy Saving Technical Service Co., Ltd. (“Harbin Dongxing”), a limited liability company incorporated under the laws of the PRC, is effectively and substantially controlled by Harbin Donghui through a series of agreements known as variable interest agreements (the “VIE agreements”) dated March 30, 2016 pursuant to which Harbin Dongxing became Harbin Donghui’s contractually controlled affiliate. The VIE Agreements provide that Harbin Donghui will receive 95% of the net profit or loss derived from the operations of Harbin Dongxing and its subsidiaries. Central Dynamic and its wholly owned subsidiaries, Dongxing BVI, Dongxing HK and Harbin Donghui, are holding companies with no business operation.

Harbin Dongxing engages in production and sales of LED lights, lighting project design and construction for urban roads, buildings and landscapes. Harbin Dongxing Online Technology Co., Ltd. (“Dongxing Online”), which is 100% owned by Harbin Dongxing, engages in software development, website production, systems integration and web/online merchandise sales. Harbin Dongcui Technology Co., Ltd. (“Harbin Dongcui”), which is 100% owed by Harbin Dongxing, is engaged in computer hardware and software development, systems integration, network engineering and technical consulting, technology transfer, technical services, business management consulting, marketing planning, and advertising. Prior to April 2020, Harbin Dongcui was named Harbin Dongrong Business Management Consulting Co., Ltd., and its business was limited to business consulting, marketing planning, and advertising.

DONGXING INTERNATIONAL INC.

Notes to Consolidated Financial Statements

December 31, 2019 and 2018

NOTE 2 – GOING CONCERN

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company had a working capital deficit of $493,271 and an accumulated deficit of $1,110,266 as of December 31, 2019, at which time the Company's stockholders’ deficiency was $434,315. The Company has not generated cash or income from its operation since inception. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The Company plans to rely on the proceeds from loans from both unrelated and related parties to provide the resources necessary to fund the development of its business plan and operations. The Company also plans to raise funds from domestic and foreign banks and/or financial institutions to increase working capital in order to meet capital demands. However, no assurance can be given that the Company will be successful in raising additional capital.

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

Use of Estimates

The Company’s consolidated financial statements have been prepared in accordance with US GAAP. This requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and reported amounts of revenue and expenses during the reporting period. The significant areas requiring the use of management estimates include, but are not limited to, the allowance for doubtful accounts receivable, estimated useful life and residual value of property, plant and equipment, provision for staff benefit, recognition and measurement of deferred income taxes and valuation allowance for deferred tax assets. Although these estimates are based on management’s knowledge of current events and actions management may undertake in the future, actual results may ultimately differ from those estimates and such differences may be material to the consolidated financial statements.

DONGXING INTERNATIONAL INC.

Notes to Consolidated Financial Statements

December 31, 2019 and 2018

Impairment of Long-Lived Assets

In accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 360-10, Accounting for the Impairment or Disposal of Long-Lived Assets, long-lived assets, such as property, plant and equipment and purchased intangibles subject to amortization are reviewed for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable, or it is reasonably possible that these assets could become impaired as a result of technological or other industrial changes. The determination of recoverability of assets to be held and used is made by comparing the carrying amount of an asset to future undiscounted cash flows to be generated by the asset.

If assets are considered to be impaired, the impairment to be recognized is measured as the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less cost to sell. During the years ended December 31, 2019 and 2018, there was no impairment loss recognized on long-lived assets.

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

Cash

Cash includes cash on hand and demand deposits placed with banks or other financial institutions that are unrestricted as to withdrawal and use and have an original maturity of three months or less. Deposits in banks in the PRC are not insured by any government entity or agency and are consequently exposed to risk of loss.

DONGXING INTERNATIONAL INC.

Notes to Consolidated Financial Statements

December 31, 2019 and 2018

Accounts receivable, net of allowance

Accounts receivable are stated at cost, net of an allowance for doubtful accounts. The Company maintains allowances for doubtful accounts for estimated losses, if any, resulting from the failure of customers to make required payments. The Company reviews the accounts receivable on a periodic basis and makes allowances where there is doubt as to the collectability of individual balances. In evaluating the collectability of individual receivable balances, the Company considers many factors, including the age of the balance, the customer’s payment history, its current credit-worthiness and current economic trends. Based on its reviews, during the years ended December 31, 2019 and 2018, the Company provided $0 and reversed $7,102 respectively of its provision for bad debt, which was included in selling, general and administrative expenses.

Inventories

Inventories consist of raw materials and energy saving lights which are valued at the lower of cost or net realizable value. We determine cost on the basis of the weighted average method. The Company periodically reviews inventories for obsolescence and any inventories identified as obsolete are reserved or written off. Although we believe that the assumptions we use in estimate inventory write-downs are reasonable, future changes in these assumptions could provide a significantly different result. During the years ended December 31, 2019 and 2018, no inventory markdown was recorded.

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

Depreciation for financial reporting purposes is provided using the straight-line method over the estimated useful lives of the assets, generally 3 years for office equipment. Depreciation expense for the years ended December 31, 2019 and 2018 was $1,229 and $1,387 respectively.

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

DONGXING INTERNATIONAL INC.

Notes to Consolidated Financial Statements

December 31, 2019 and 2018

In accordance with Topic 606, revenue is recognized when the Company satisfies its performance obligation by transferring promised goods or service to a customer. Revenue is measured at the transaction price, which is based on the amount of consideration that the Company expects to receive in exchange for transferring the promised goods or service to the customer. Generally, the Company recognizes revenue from product sales when goods are delivered to the customer, as control of goods transferred to customer at the same time. For service revenue, the Company recognizes revenue when services are performed and accepted by customers.

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

The Company utilized the modified retrospective approach when reviewing its current accounting policies to identify potential differences that would result from applying the new requirements to its customer contracts. This approach includes the evaluation of sales terms, performance obligations, variable consideration, and costs to obtain and fulfill contracts. Based on the Company’s review, management did not need to record a cumulative effect adjustment to retained earnings as of the date of initial application and application of this guidance did not have a material impact on its consolidated financial statements for the years ended December 31, 2019 and 2018, respectively.

DONGXING INTERNATIONAL INC.

Notes to Consolidated Financial Statements

December 31, 2019 and 2018

Disaggregation of revenue

Revenue disaggregated by major source was as follows:

	For the Years Ended December 31,
	2019	2018

Service contracts - Non-related parties	$73,384	$12,342
Service contracts - Related parties	—	1,834
Sales of goods	3,178	40,989
Profit sharing contracts	—	27
Total	$76,562	$55,192

Lease

In February 2016, the FASB established Topic 842, Leases, by issuing Accounting Standards Update (ASU) No. 2016-02, which requires lessees to recognize leases on their balance sheet and disclose key information about the leasing arrangements. The new standard establishes a right-of-use model (“ROU”) that requires a lessee to recognize a ROU asset and lease liability on the balance sheet for all leases with a term longer than 12 months.

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

DONGXING INTERNATIONAL INC.

Notes to Consolidated Financial Statements

December 31, 2019 and 2018

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

December 31, 2019 and 2018

The exchange rates used to translate amounts in RMB or HKD into U.S. Dollars for the purposes of preparing the consolidated financial statements are based on the rates as published on the website of People’s Bank of China and are as follows:

	December 31, 2019	December 31, 2018
Balance sheet items, except for equity accounts	US$1=RMB6.9762	US$1=RMB6. 8632
	US$1=HKD7.7877	US$1=HKD7.8329

Years Ended December 31
	2019	2018
Items in the statements of comprehensive loss and cash flows	US$1=RMB6.7468	US$1=RMB6.6174
	US$1=HKD7.8458	US$1=HKD7.8377

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

Recent Accounting Pronouncements

In August 2018, the FASB Accounting Standards Board issued ASU No. 2018-13, “Fair Value Measurement (Topic 820): Disclosure Framework Changes to the Disclosure Requirements for Fair Value Measurement” (“ASU 2018-13”). ASU 2018-13 modifies the disclosure requirements on fair value measurements. ASU 2018-13 is effective for public entities for fiscal years beginning after December 15, 2019, with early adoption permitted for any removed or modified disclosures. The removed and modified disclosures will be adopted on a retrospective basis and the new disclosures will be adopted on a prospective basis. The Company does not expect this guidance will have a material impact on its consolidated financial statements.

In June 2018, the FASB issued ASU No. 2018-07, Compensation – Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting, or ASU 2018-07. ASU 2018-07 simplifies the accounting for share-based payments made to nonemployees so the accounting for such payments is substantially the same as those made to employees. Under this ASU, share based awards to nonemployees will be measured at fair value on the grant date of the awards, entities will need to assess the probability of satisfying performance conditions if any are present, and awards will continue to be classified according to Accounting Standards Codification (“ASC”) 718 upon vesting, which eliminates the need to reassess classification upon vesting, consistent with awards granted to employees. This ASU is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. The Company does not believe the adoption of this ASU will have a material effect on the Company’s consolidated financial statements or related disclosures.

DONGXING INTERNATIONAL INC.

Notes to Consolidated Financial Statements

December 31, 2019 and 2018

NOTE 4 – VARIABLE INTEREST ENTITY

The VIE contractual arrangements

Harbin Dongxing and its subsidiaries, Dongxing Online and Harbin Dongcui, are controlled through contractual arrangements in lieu of direct equity ownership by the Company.

These agreements include an Exclusive Business Cooperation Agreement, an Exclusive Purchase Right Agreement and a Pledge of Shares Agreement (collectively “VIE Agreements”). Pursuant to the VIE Agreements, Harbin Donghui has the exclusive right and obligation to provide technical support and management and marketing services to Harbin Dongxing. All the above contractual agreements obligate Harbin Donghui to absorb 95% of the risk of loss from Harbin Dongxing’s activities and entitle Harbin Donghui to receive 95% of their residual returns. Such contractual arrangements are designed so that the operation of Harbin Dongxing is for the benefit of Harbin Donghui and ultimately, the Company. In essence, Harbin Donghui has gained effective control over Harbin Dongxing.

Harbin Donghui is deemed to have a controlling financial interest in and be the primary beneficiary of Harbin Dongxing because it has both of the following characteristics:

•	The power to direct activities at Harbin Dongxing that most significantly impact such entity’s economic performance; and

•	The obligation to absorb losses of, and the right to receive benefits from Harbin Dongxing that could potentially be significant to such entity.

In accordance with accounting standards regarding consolidation of variable interest entities, VIEs are generally entities that lack sufficient equity to finance their activities without additional financial support from other parties or whose equity holders lack adequate decision making ability. The VIEs with which the Company is involved must be evaluated to determine the primary beneficiary of the risks and rewards of the VIE. The primary beneficiary is required to consolidate the VIE for financial reporting purposes. Therefore, the Company believes that Harbin Dongxing should be considered a Variable Interest Entity (“VIE”) under Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 810 “Consolidation”.

DONGXING INTERNATIONAL INC.

Notes to Consolidated Financial Statements

December 31, 2019 and 2018

Risks associated with the VIE structure

The Company believes that the contractual arrangements with its VIE and the VIE’s shareholders are in compliance with PRC laws and regulations and are legally enforceable. However, uncertainties in the PRC legal system could limit the Company’s ability to enforce the contractual arrangements. If the legal structure and contractual arrangements were found to be in violation of PRC laws and regulations, the PRC government could:

•	revoke the business and operating licenses of the Company’s PRC subsidiary and VIE;

•	discontinue or restrict the operations of any related-party transactions between the Company’s PRC subsidiary and VIE;

•	limit the Company’s business expansion in China by way of entering into contractual arrangements;

•	impose fines or other requirements with which the Company’s PRC subsidiary and VIE may not be able to comply;

•	require the Company or the Company’s PRC subsidiary and VIE to restructure the relevant ownership structure or operations; or

•	restrict or prohibit the Company’s use of the proceeds from public offering to finance the Company’s business and operations in China.

The Company’s ability to conduct its business through its VIE may be negatively affected if the PRC government were to carry out of any of the aforementioned actions. As a result, the Company may not be able to consolidate its VIE and its VIE’s subsidiary in its consolidated financial statements as it may lose the ability to exert effective control over the VIE and its shareholders and it may lose the ability to receive economic benefits from the VIE. The Company, however, does not believe such actions would result in the liquidation or dissolution of the Company, its PRC subsidiary and its VIE.

DONGXING INTERNATIONAL INC.

Notes to Consolidated Financial Statements

December 31, 2019 and 2018

The following assets and liabilities of the consolidated VIE were included in the accompanying consolidated financial statements of the Company as of December 31, 2019 and 2018 after elimination of intercompany balances:

	December 31, 2019	December 31, 2018
Current Assets
Cash	$15,150	$594
Accounts receivable, net	39,876	42,110
Inventories	2,291	2,645
Project in progress	55,181	56,089
Other current assets	410	7,889
Total Current Assets	112,908	109,327

Other Assets
Office equipment, net	1,429	2,661
Total Assets	$114,337	$111,988

Current Liabilities
Due to related parties	$440,063	$423,708
Advance from customers	87,016	56,089
Accrued expenses and other payables	84,429	70,530
Total Current Liabilities	611,508	550,327
Total Liabilities	$611,508	$550,327

NOTE 5 – OTHER CURRENT ASSETS

Other current assets consist of the following:

	December 31, 2019	December 31, 2018
Bid deposit	$72	$73
Other receivables	27	8,113
Other	311	(297)
	$410	$7,889

DONGXING INTERNATIONAL INC.

Notes to Consolidated Financial Statements

December 31, 2019 and 2018

NOTE 6 – PROJECT IN PROGRESS

Projects in progress represents costs accumulated on two projects at various stages of completion. Payments made by the customers to offset those costs are recorded as Advances from Customers. The Company started the two projects in 2013 and could not complete the projects since the projects' sites were not ready for the installation of energy saving lights. The Company could not estimate the time when the projects could be completed. During 2014 and 2015, the Company performed impairment tests based on the available information and had recorded impairment loss to decrease the net book value of project in progress to the amount received by the end of 2015. These two projects were not completed by the end of 2019.

NOTE 7 - RELATED PARTY TRANSACTIONS AND BALANCES

Due to related parties are non-interest bearing and due on demand. The balance of due to related parties consists of the following:

	Notes	December 31, 2019	December 31, 2018
Stockholders
Cheng, Zhao	(1)	$408,887	$369,702
Jufang, Yang	(3)	7,167	7,285
Other related parties
Harbin Dongke Optronics Science and Technology Co., Ltd. ("Dongke")	(2)	18,707	41,449
Total due to related parties		$434,761	$418,436

(1)       Mr. Cheng is the Company's CEO and a stockholder. During the years ended December 31, 2019 and 2018, Mr. Cheng advance $46,830 and $173,804 respectively to the Company. During the year ended December 31, 2018, Mr. Cheng agreed to reduce the Company's obligation by $10,000 in satisfaction of Mr. Cheng's stock subscription in that amount (See Note 9).

On May 31, 2018, the Company signed a lease agreement with Mr. Cheng to lease office space from Mr. Cheng in China for approximately $18,000 (RMB120,000) per annum for one year from June 1, 2018 to May 31, 2019. The lease was renewed on April 30, 2019 for one year from June 1, 2019 to May 31, 2020 for approximately $22,000 (RMB150,000) per annum. On January 3, 2020, the lease agreement was further renewed for one year from June 1, 2020 to May 31, 2021 for approximately $22,000 (RMB150,000) per annum. Lease payments of approximately $40,000 (RMB270,000) and $12,000 (RMB80,000) were paid during the years ended December 31, 2019 and 2018, respectively. Rent expense incurred for this related party lease was approximately $19,000 and $12,000 for the years ended December 31, 2019 and 2018, respectively (See Note 11).

(2)       Dongke is a company organized in China. Mr. Cheng was the president of Dongke until 2015. During the years ended December 31, 2019 and 2018, the Company made repayment of $22,822 and $37,707 respectively to Dongke on account of prior advances. In addition, the Company’s subsidiary, Harbin Dongxing, provided design service to Dongke in the amount of $1,834 during the year ended December 31, 2018.

(3)       Ms. Jufang Yang is a stockholder of the Company. The balance of approximately $7,000 (RMB50,000) as of December 31, 2019 and 2018 was advanced to the Company as an investment deposit.

DONGXING INTERNATIONAL INC.

Notes to Consolidated Financial Statements

December 31, 2019 and 2018

NOTE 8 - ACCRUED EXPENSES AND OTHER PAYABLES

Accrued expenses and other payables consisted of the following:

	December 31, 2019	December 31, 2018
Accrued expenses	$45,861	$38,115
Tax payable	—	516
Deposit payable	24,440	24,843
Salary payable	5,637	6,844
Others	8,491	212
	$84,429	$70,530

NOTE 9 - STOCKHOLDERS’ DEFICIENCY

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

December 31, 2019 and 2018

NOTE 10 - INCOME TAXES

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

The Company’s three operating subsidiaries, Harbin Dongxing, Dongxing Online and Harbin Dongcui, are generally subject to PRC enterprise income tax (“EIT”). These three companies are subject to an EIT rate of 25% under China’s Unified Enterprise Income Tax Law (“New Tax Law”).

A reconciliation of the provision for income taxes determined at the U.S. statutory rate of 21% to the Company's effective income tax rate is as follows:

	Years ended December 31,
	2019	2018
Loss before provision for income tax	$(68,191)	$(177,952)
U.S. federal corporate income tax rate	21%	21%
Expected U.S. income tax credit	(14,320)	(37,370)
Tax rate difference between U.S. and foreign operations	(2,728)	(7,111)
Change of valuation allowance	17,048	44,481
Effective tax expense	$—	$—

The Company had deferred tax assets as follows:
	December 31,	December 31,
	2019	2018
Net operating losses carried forward	$206,685	$225,558
Less: Valuation allowance	(206,685)	(225,558)
Net deferred tax assets	$—	$—

As of December 31, 2019, the Company has approximately $828,000 net operating loss carryforwards available in China and HK SAR to reduce future taxable income. The net operating loss of Chinese subsidiaries could be carried forward for a period of not more than five years from the year of the initial loss pursuant to relevant PRC tax laws and regulations. The net operating loss from Hong Kong operations can be carried forward with no time limit from the year of the initial loss pursuant to relevant Hong Kong tax laws and regulations. It is more likely than not that the deferred tax assets cannot be utilized in the future because there will not be significant future earnings from the entity which generated the net operating loss. Therefore, the Company recorded a full valuation allowance on its deferred tax assets.

DONGXING INTERNATIONAL INC.

Notes to Consolidated Financial Statements

December 31, 2019 and 2018

As of December 31, 2019 and 2018, the Company has no material unrecognized tax benefits which would favorably affect the effective income tax rate in future periods, and does not believe that there will be any significant increases or decreases of unrecognized tax benefits within the next twelve months. No interest or penalties relating to income tax matters have been imposed on the Company during the years ended December 31, 2019 and 2018, and no provision for interest and penalties is deemed necessary as of December 31, 2019 and 2018.

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

NOTE 11 - COMMITMENT AND CONTINGENCIES

Lease commitments

Lease with third parties

The Company entered into office lease agreements with third parties which expired on April 17, 2018. On December 1, 2017, the Company renewed the lease for another half year from May 1, 2018 to October 31, 2018 with rent of approximately $21,000 (RMB138,000) for six months before moving to a new office. The Company’s lease payments were paid annually in advance and had been paid in full as of December 31, 2017.

The Company subleased part of the office space to a third party with annual rent of approximately $17,000. The sublease expired on April 17, 2018. The rental income from the sublease was recorded as net of rental expense. Uncollected rent was recorded as rent receivable on the Company's balance sheet. The rental income received in 2018 under the noncancelable sublease aggregates approximately $4,800.

DONGXING INTERNATIONAL INC.

Notes to Consolidated Financial Statements

December 31, 2019 and 2018

Lease with related parties

On May 31, 2018, the Company signed a lease agreement with Mr. Cheng to lease office space from Mr. Cheng in China for approximately $18,000 (RMB120,000) per annum for one year from June 1, 2018 to May 31, 2019. The lease was renewed on April 30, 2019 for one year from June 1, 2019 to May 31, 2020 for approximately $22,000 (RMB150,000) per annum, which was paid in full as of December 31, 2019. On January 3, 2020, the lease agreement was further renewed for one year from June 1, 2020 to May 31, 2021 for approximately $22,000 (RMB150,000) per annum. Lease payments of approximately $40,000 (RMB270,000) and $12,000 (RMB80,000) were paid during the years ended December 31, 2019 and 2018, respectively.

The net rental expense (third parties and related parties) was approximately $19,000 and $44,000 for the years ended December 31, 2019 and 2018, respectively.

NOTE 12 - MAJOR CUSTOMERS

Revenue from three customers represented 42%, 25% and 23% of total sales for the year ended December 31, 2019, respectively and revenue from two customers represented 74% and 17% of total sales for the year ended December 31, 2018, respectively.

As of December 31, 2019 and 2018, one customer accounted for approximately 98% and 98% respectively of the Company’s accounts receivable balance.

NOTE 13 - SUBSEQUENT EVENT

The Company has evaluated the existence of significant events subsequent to the balance sheet date through the date the financial statements were issued and has determined that the following subsequent events or transactions which would require recognition or disclosure in the financial statements.

COVID-19

The Company’s operations are affected by the recent and ongoing outbreak of the coronavirus disease 2019 (COVID-19), which in March 2020 was declared a pandemic by the World Health Organization. The COVID-19 outbreak is causing lockdowns, travel restrictions, and closures of businesses. The Company’s business has been negatively impacted by the COVID-19 outbreak.

From early February 2020 to the end of March 2020, the Company had to temporarily suspend its operations due to government restrictions. During the temporary business closure period, the employees had very limited access to the facilities and, as a result, the Company had no new business from sales of LED lights. In addition, due to the COVID-19 outbreak, some of the customers may experience financial distress, delay or default on their payments, reduce the scale of their business, or suffer disruptions in their business due to the outbreak. Any increased difficulty in collecting accounts receivable, delayed raw materials supply, bankruptcy of small and medium businesses, or early termination of agreements due to deterioration in economic conditions could negatively impact the Company’s results of operations.

DONGXING INTERNATIONAL INC.

Notes to Consolidated Financial Statements

December 31, 2019 and 2018

In light of the current circumstances and available information, the Company estimated that for the period from January to June 2020, the Company’s revenues from product sales could be significantly lower than originally planned. The COVID-19 influence on the revenues from provision of technical and consulting services is relatively small as these services can be performed on a remote and virtual basis. In addition, the Company originally planned to expand its international trade and export sales in 2020. With the outbreak of COVID-19, all business development activities related to this were suspended with originally scheduled oversea trade fairs all cancelled.

As of the date of this filing, the COVID-19 coronavirus outbreak in China appears to have slowed down and most provinces and cities have resumed business activities under the guidance and support of the government. The Company’s business has been gradually recovering since the beginning of April with the reopening of the Company's executive office. However, there is still significant uncertainty regarding the possibility of a second wave of infections, and the breadth and duration of business disruptions related to COVID-19, which could continue to have a material impact on the Company’s operations.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not Applicable

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures. As of December 31, 2019, Cheng Zhao, our Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of the Company’s disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934. Based upon that evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures have the following material weaknesses:

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

Based on his evaluation, Mr. Cheng concluded that the Company’s system of disclosure controls and procedures was not effective as of December 31, 2019 for the purposes described in this paragraph.

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

Management’s Report on Internal Control over Financial Reporting

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934. We have assessed the effectiveness of those internal controls as of December 31, 2019 using the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) Internal Control – Integrated Framework (1992) as a basis for our assessment.

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

Management does not believe that the current level of the Company’s operations warrants a remediation of the weaknesses identified in this assessment. However, because of the above condition, management’s assessment is that the Company’s internal controls over financial reporting were not effective as of December 31, 2019.

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

Dongxing International Inc.

The name of the sole officer and director of Dongxing International Inc., our U.S. parent company, and certain information about him, is set forth below:

Name	Age	Position(s)	Director Since
Cheng Zhao	45	Chairman of the Board, Chief Executive Officer, Chief Financial Officer	2015
27

       Cheng Zhao. Cheng Zhao has been employed for more than the past fifteen years in managerial positions in the People's Republic of China. Since 2011 he has served as President and Chief Executive Officer of Harbin Dongxing. From 2008 to 2015, Mr. Cheng was employed as General Manager of Harbin Dongke Optronics Science and Technology Co., Ltd., which manufactured and marketed electronic lighting products. From 2004 to 2008, Mr. Cheng was employed as General Manager of Harbin Litian Scientific and Technological Development Co., Ltd., which developed high-tech products for the agriculture industry. In 2004 Mr. Cheng was awarded a Master's Degree in Business Administration by the City University of Seattle (State of Washington). In 1998, he earned a Bachelor's Degree with a concentration in International Business at the Heilongjiang University of Commerce (Heilongjiang Province).

Harbin Dongxing Energy Saving Technical Service Co., Ltd.

The names of officers of Harbin Dongxing, our operating company, and certain information about them, are set forth below:

Name	Age	Position(s)
Cheng Zhao	45	President
Zhao Zhongnan	50	Finance Manager

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

Section 16(a) Beneficial Ownership Reporting Compliance

None of the officers, directors or beneficial owners of more than 10% of the Company’s common stock failed to file on a timely basis the reports required by Section 16(a) of the Exchange Act during the year ended December 31, 2019, except that Cheng Zhao has failed to file a Form 3 when due.

Item 11. Executive Compensation

The following table sets forth all compensation awarded to, earned by, or paid by Dongxing International Inc. and its subsidiaries to its Chief Executive Officer during the past three fiscal years. There was no officer or employee whose compensation for 2019 exceeded $100,000.

	Fiscal Year	Salary	Bonus	Stock Awards	Option Awards	Other Compensation
Cheng Zhao	2019	$9,535	—	—	—	$1,927
	2018	$5,587	—	—	—	$1,707
	2017	$11,000	—	—	—	$2,200

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

Equity Grants

The following tables set forth certain information regarding the stock options acquired by the Company’s Chief Executive Officer during the year ended December 31, 2019 and those options held by him on December 31, 2019.

Option Grants in the Last Fiscal Year

					Potential realizable value at assumed annual rates of appreciation for option term
	Number of securities underlying option granted	Percent of total options granted to employees in fiscal year	Exercise Price ($/share)	Expiration Date	5%	10%
Cheng Zhao	—	—	—	—	—	—

The following tables set forth certain information regarding the stock grants received by the executive officers named in the table above during the year ended December 31, 2019 and held by them unvested at December 31, 2019.

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

Beneficial Owner(1)	Amount and Nature of Beneficial Ownership	Percentage of Class
Cheng Zhao	9,130,000	30.4%
All officers and directors As a group (1 person)	9,130,000	30.4%
____________________________
(1)	The address of each shareholder, unless otherwise noted, is c/o Dongxing International Inc., Room 1101, International Finance Building, 633 Keji'er Street, Songbei District, Harbin, Heilongjiang Province, P.R. China

Item 13.   Certain Relationships and Related Transactions and Director Independence

Certain Relationships and Related Transactions

Except as set forth in Note 7 "Related Party Transactions and Balances" in the Notes to Consolidated Financial Statements, there have been no transactions since the beginning of the 2019 fiscal year, or any currently proposed transaction, in which Dongxing International or any of its subsidiaries was or are to be a participant and the amount involved exceeded or exceeds the lesser of $120,000 or one percent of the average of the total assets of Harbin Dongxing at year-end for the last two completed fiscal years, and in which any related person had or will have a direct or indirect material interest.

Director Independence

None of the members of the Board of Directors is independent, as “independence” is defined in the Rules of the NYSE American.

Item 14.    Principal Accountant Fees and Services

Prager Metis CPAs LLC was engaged to serve as the Company's independent registered public accounting firm on October 12, 2018. Prior to that date, Paritz & Company, P.A. was engaged as the Company's independent registered public accounting firm.

Audit Fees

Prager Metis CPAs LLC billed $39,000 and $27,000 respectively in connection with the audit and reviews of the Company’s financial statements for the years ended December 31, 2019 and 2018. Paritz & Company, P.A. billed $10,000, in connection with the audit and reviews of the Company’s financial statements for the year ended December 31, 2018. Also included are those services normally provided by the accountant in connection with the Company’s statutory and regulatory filings.

Audit-Related Fees

Prager Metis CPAs LLC did not bill the Company for any Audit-Related fees in fiscal 2019 or 2018.

Tax Fees

Prager Metis CPAs LLC billed the Company $2,500 and $3,500 respectively in fiscal 2019 and 2018 for professional services rendered for tax compliance, tax advice and tax planning.

All Other Fees

Prager Metis CPAs LLC did not bill the Company for any other fees in fiscal 2019 or 2018.

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

 ____________________

(1)	Filed as an exhibit to the Current Report on Form 8-K filed on October 14, 2016 and incorporated herein by reference.

Item 16. Form 10-K Summary

None.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dongxing International Inc.

By: /s/ Cheng Zhao

Cheng Zhao, Chief Executive Officer

In accordance with the Exchange Act, this Report has been signed below on August 13, 2020 by the following persons, on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Cheng Zhao

Cheng Zhao, Director

Chief Executive Officer,

Chief Financial and Accounting Officer

